Form 10QSB
period 2007-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2007-05-15
CIK 1344736

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________
FORM 10-QSB
____________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A
____________________

Commission File No. 0-51697
____________________

Bridgetech Holdings International, Inc.
(Name of small business issuer as specified in its charter)

Delaware	20-1992090
State of Incorporation	IRS Employer Identification No.

402 West Broadway 26th Floor
San Diego, California 92101
(Address of principal executive offices)
(619) 564-7100
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes o    No  x

The number of shares of the issuer’s common equity outstanding as of May 7, 2007 was 29,279,846 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes o   No x

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

PART I

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

March 31,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$170,882
Accounts receivable net of allowance for bad debt	69,068
Inventory	278,743
Due from affiliated company	322,245
Deposits	5,000
Total current assets	845,938

Property and equipment - net	617,616
Intangible assets - net	2,586,836

TOTAL ASSETS	$4,050,390

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,912,405
Accrued compensation	757,743
Notes payable - affiliate	660,989
Notes payable - current	2,781,447
Total current liabilities	8,112,584

Total liabilities	8,112,584
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.000001 par value: 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2007.	-
Common Stock, par value $.001, 50,000,000 shares authorized, 29,279,846 and 28,026,846 shares issued respectively at	-
March 31, 2007.	29,280
Additional paid-in-capital	16,041,630
Accumulated deficit	(20,133,104)
Total stockholders' deficit	(4,062,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,050,390

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	March 31,
	2007	2006

REVENUES:
Revenues	$47,090	$125,030

Cost of goods sold	$4,403	25,481

Gross profit	42,687	99,549

OPERATING EXPENSES:
General and administrative	2,114,465	1,967,191
Depreciation and amortization	185,815	17,966
Total operating expenses	2,300,280	1,985,157

OPERATING LOSS	(2,257,593)	(1,885,608)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(3,274)	-
Interest expense	59,839	7,451
Discontinued operation	5,658	-
Tax provision	800	-
Total other expense	63,023	7,451
LOSS BEFORE INCOME TAXES	(2,320,616)	(1,893,059)
INCOME TAX (BENEFIT) PROVISION	-	-
NET LOSS	(2,320,616)	(1,893,059)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted	29,279,846	15,632,619

Loss per share - basic and diluted	$(0.08)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(2,320,616)	$(1,893,059)
Adjustments to reconcile net income to net cash (used in) operating activities:
Foreign exchange translation adjustment	498	58
Depreciation and amortization	185,815	17,966
Stock issued for services	374,003	15,800
Changes in assets and liabilities:
Accounts receivable	(3,440)	(91,934)
Inventory	(3,763)
Due from affiliated company	(322,245)
Accounts payable and accrued liabilities	370,016	451,615
Accrued compensation	(67,245)	63,891
Deposits	214,857	(67,054)
Other assets	-	28,183
Prepaid expenses	37,533	(210,879)
Net cash used in operating activities	(1,534,587)	(1,685,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(50,005)	(406,598)
Net cash used in investing activities	(50,005)	(406,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans	(341,442)	(230,582)
Proceeds from notes payable	1,489,733	100,000
Proceeds from issuance of common stock	56,000	2,666,839
Net cash provided by financing activities	1,204,291	2,536,257

(DECREASE) INCREASE IN CASH	(380,301)	444,246
CASH, BEGINNING OF QUARTER	551,183	32,703
CASH, END OF QUARTER	$170,882	$476,949

Supplemental Disclosures
Income Taxes	$800	$-
Interest Paid	$19,336	$7,451

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2007 and 2006

1.  DESCRIPTION OF BUSINESS

The Condensed Consolidated financial statements of Bridgetech Holdings International, Inc. include the accounts of its wholly owned subsidiaries, Retail Pilot, Inc. D/B/A Healthcare Pilot (“Retail”), International MedLink, Inc. (“MedLink”), and Clarity Imaging International, Inc. (“Clarity”).

On January 10, 2005, Bridgetech Holdings International, Inc. (the “Company or Bridgetech”) was incorporated in Florida. The Company primarily focuses on facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. In February 2005, Parentech acquired Bridgetech Holdings International, Inc., issuing 1,673,438 shares of Parentech common stock to the shareholders of Bridgetech. In February 2005, Parentech changed its name to Bridgetech and ceased all activities associated with designing, developing and marketing products intended to enhance the well being of infants in order to focus on the principle business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations

In March 2005, Bridgetech acquired 80% of the outstanding capital of Retail. In June 2005, Bridgetech acquired the remaining 20% of the outstanding capital of Retail. Retail’s principal business is designing, providing and installing asset management and tracking products for hospitals and other health care facilities in the United States.

In June 2005, acquired 100% of MedLink. Medlink’s principal business is providing hospitals and other healthcare facilities with nurses from the Philippines who are properly accredited to practice as nurses in the United States.

In June 2005, Bridgetech acquired 100% of Clarity. Clarity manages diagnostic imaging centers in Texas.

In April 2005, Bridgetech formed Amcare and owns 67% of Amcare. Amcare is not an operating entity presently and upon approval will operate a CRO and lab in China. The Amcare transaction was never implemented and the corporate entity was abandoned.  Amcare has been reported as minority interest in a consolidated subsidiary.

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. which owns 51%. Bridgetech Medical Technologies Research & Development Ltd. is an entity that is not operating but was formed for the separation of new research and development future products.

Both Amcare and Bridgetech Medical Technologies Research & Development Ltd. had no activity in either 2005 and 2006 however have been reported a minority interest in consolidated subsidiaries

2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited Condensed Consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended December 31, 2006.

3. GOING CONCERN

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2007. During three months ended March 31, 2007 the Company incurred net loss of $2,320,600 and has cumulative losses of $20,133,100.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

4.  RELATED PARTY TRANSACTIONS

The purchase price calculations for the Retail Pilot, Clarity and IML acquisitions were structured in the same fashion. First, the Company evaluated the future cash flow projections for each entity. Then, the net present value of future cash flows for three years was calculated. For each entity, common stock was granted in an amount equal to 40% of this present value calculation. If Clarity and IML, if those entities meet the future cash flow projections used in these calculations, we will issue additional shares to the former shareholders of those companies in the amounts described above (representing an additional 40% of the present value).

The Company has discontinued operation of Retail Pilot and is has been dissolved.

5. EQUITY

During three months ended March 31, 2007 and 2006:

Quarter Ended	Stock issued	Cash Received	Stock issued	Stock issued for
	for Cash		for Services	Warrents Exercised
March 31, 2006	2,663,500	$2,663,500	158,000

Total Issued	2,663,500	$2,663,500	158,000	-

March 31, 2007	56,000	$56,000	1,197,000	-

Total Issued	56,000	$56,000	1,197,000	-

In the first quarter 2006, the Company issued 2,663,500   shares of common stock to 45 accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. t and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

During the first quarter of 2006, the Company issued 158,000 shares of common stock to service providers as consideration for services provided to the Company. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

In the first quarter 2007, the Company issued 56,000   shares of common stock to accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. t and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

During the first quarter of 2007, the Company issued 1,197,000 shares of common stock to service providers as consideration for services provided to the Company. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

There were no options granted in the end of the period of March 31, 2006 and all options previously granted have been fully vested and therefore there are no pro forma effects for the quarter ended.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview and Plan of Operations

The Company had no significant operations in fiscal 2004, had its CEO as its sole employee and did not generate any revenues. The Company did not have the capital necessary to operate the business or to satisfy its debt. In early 2005, the Company acquired all the outstanding stock of Old Bridgetech in order to attempt to regain value for its creditors and shareholders.

While the Company has begun to generate revenue from its sole operations, it is an early stage company that is not yet profitable. The company has a single revenue model which is our imaging operations which is not generating enough revenue to cover our costs.  While we believe that the CRO strategic alliance and related distribution of medical products planned for China has the greatest long-term potential and is most important to the long-term plans of the Company, this business is at an earlier stage of development and, unlike our other business units, is not currently generating revenues. We also believe that this business has the greatest governmental and regulatory risk. During the next 12 months, the Company intends to spend between $1,000,000 and $2,000,000 to purchase product distribution rights, hire additional staff and fund the establishment and expansion of our China operations, although our ability to do so will depend on our ability to raise additional funds.

The Company has incurred an accumulated deficit of approximately $20,133,104 as of March 31, 2007, and current liabilities exceeded current assets by approximately $7,266,646 as of March 31, 2007. We cannot assure you that we will be successful in these fundraising activities.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collectibility is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. For nurse placements, revenue is recognized upon delivery of the nurse in the U.S. to the customer and upon completion of hours worked by a nurse for whom we receive hourly royalties. For nurses placed under a fixed fee arrangement, revenues are recognized under the percentage of completion basis, upon completion of agreed-upon milestones. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it will not have a material impact on its consolidated results of operations and financial condition.

Our company, Bridgetech Holdings International, Inc. (the “Company”) is an early-stage company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. Our strategy is to focus on four key steps in this process: identifying appropriate drugs and other medical products for transfer, assisting in obtaining regulatory approval for those products, distributing the products once such approval is obtained and developing an education component, including a web portal, to disseminate information about healthcare and, more specifically, the products.

In furtherance of our strategy, we have entered into several material agreements. We have entered into agreements with the Mary Crowley Medical Research Center and the M.D. Anderson Cancer Center at the University of Texas to conduct clinical trials in China for these institutions and to commercialize products that they provide to us.

The Company, which was formerly known as Parentech, Inc., has been through a series of significant corporate and managerial changes during the past year and is now run by a new management team. We have limited operations and have had limited revenues to date.

Corporate History

The corporation that is the original predecessor of the Company was originally incorporated in Delaware on June 4, 1991. From 1991 through 2002, this predecessor, which was originally named “Huggie Heart, Inc.,” engaged in several different businesses, a merger and several similar corporate transactions, and changed its name several times. In November 2002, this entity acquired Parentech, Inc., a Delaware corporation, and changed its name to “Parentech, Inc.”

From its acquisition of Parentech until the end of 2004, the Company’s primary business was designing, developing and marketing products intended to enhance the well-being of infants. In particular, the Company developed and sold the “Nature’s Cradle Sound and Motion System,” an infant environmental transition system designed to reduce the stress experienced by infants in the post partum period by simulating certain aspects of their pre-birth environment. On December 20, 2004, the Company filed notice of the termination of the registration of its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We are not actively developing this business and have ceased operations of all other businesses conducted by Parentech prior to the transaction with Old Bridgetech. We are building a business plan of Old Bridgetech and to focus on facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations.

Recent Developments

Since our acquisition of Old Bridgetech, we entered into several significant transactions in furtherance of our business plan in 2006 and 2007:

On February 27, 2006, the Company entered into two separate agreements with the Wu Jieping Medical Foundation of Beijing (“WJMF”). The first agreement has been amended WJMF is a sponsor of the portal. The second agreement is a 10-year agreement in which the Company’s products would be distributed by WJMF to hospital facilities throughout China.

In April 2006, we entered into a non-cancelable agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased an exclusive license to develop, improve, use and sell four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Chen, the President of Latitude Pharmaceuticals, Inc developed and owns all rights to these formulations.

In April, 2006, Clarity acquired Advanced Capsule Endoscopy Services, LLC, an entity engaged in the business of providing esophageal pill camera examinations.  This has been a failed acquisition and all goodwill was impaired to reflect this matter.

In May and June 2006, we entered into a relationship with the Chinese University of Hong Kong (“CUHK”). Together, we and CUHK have formed Bridgetech Medical Technologies Research & Development Limited (“BMT R&D”) for the purpose of partnering to provide clinical trials services. We own 51% of BMT R&D, and CUHK owns 49%. In connection with the formation of BMT R&D, BMT R&D and CUHK entered into an agreement pursuant to which CUHK will facilitate BMT R&D’s access to experts, both inside and outside of CUHK, to CUHK’s facilities and employees and to CUHK’s network of collaborators in China, all for the purpose of conducting clinical trials. In return, BMT R&D will maintain adequate funding, establish an office in Hong Kong, introduce trials to “investigators” who will manage individual clinical trials and perform other tasks.

Bridgetech has formed two Wholly Owned Foreign Enterprises (WOFE) which have been approved in China. These are China domiciled legal entities also referred to as special purpose vehicles. The first WOFE (approved September 06) is Guangzhou Bridgetech Medical Technologies Development Company Limited (GBMT). This WOFE was organized to handle regulatory registration of drugs and medical devices with the SFDA. The second WOFE (approved December 06) is called Guangzhou Bridgetech Medicines Company Limited (‘GBM’). This WOFE was organized to manage the wholesaling of drugs and medical devices within China.

Bridgetech spun Clarity Imaging International, Inc. into a newly acquired shell Ecash, Inc on March 1, 2007.  Ecash, Inc. was purchased to separate the companies domestic operations now, Ecash, Inc. from is Chinese operations, now Bridgetech.

Healthcare Environment in China

One of the stated goals of the government of China is to improve the delivery of healthcare to its population. China has established a regulatory body to oversee the delivery of medical products to its population. This body, the SFDA, performs a role similar to that of the Food and Drug Administration (the “FDA”) in the United States. One of the functions of the SFDA is to oversee the registration of medical products such as drugs, devices and diagnostics prior to allowing their general release to the marketplace in China. The process is similar to the process in the United States. Products are submitted to the SFDA for review and then clinical trials are done to generate data as to the performance of the particular product. Once enough testing is performed, and assuming the data support the claims as to the intended performance of the product in question, final approval and registration of the SFDA is requested. Once a product has received the SFDA’s approval and registration, distribution on a national level becomes possible. While state healthcare is provided to the population, there is a growing demand for private healthcare services in China. As the number of more affluent citizens continues to increase, we believe the demand for more modern and more readily available private healthcare services will continue to grow. More and more citizens are now able to afford private healthcare and are not dependent on state-provided services, which are harder to obtain.

CRO Services in China

As the demand for private healthcare increases, we believe that there will be an increasing need for clinical trials in China. These services are necessary to facilitate the testing and analysis required in the regulatory approval process in order for new products to be introduced into the China market, both from outside China and from within China. China has been working to increase the level of quality in its research and development facilities by, among other things, moving towards the adoption of the United States’ Good Laboratory Practice (“GLP”) guidelines (as set forth by the FDA). In January 2005, the country certified seven GLP compliant facilities, but the total in China is still less than 20.

The potential market for healthcare in China is vast. China currently has a population estimated at 1.3 billion people. According to the China Academy of Social Sciences, the healthcare market itself in China is estimated to exceed $84 billion. This organization also estimates that, within the healthcare market in China, the pharmaceutical market was $15 billion in 2004 and will grow to $31 billion in 2010 as the population ages and becomes wealthier. The emerging middle class in China, which is helping to increase the demand for private healthcare, was estimated by the China Academy of Social Science to consist of approximately 250 million people in 2003 and has been forecast to grow to 600 million people by 2020. It is expected that this increase will necessitate that more money be spent on healthcare. Currently, according to the China Academy of Science, healthcare spending as a percentage of GDP, which is approximately 4% in China, is only one-third that in the U.S., where it represents approximately 14% of GDP. When combined with the post-SARS response, the move to privatize large sections of the healthcare industry, and the rapidly aging population, this market is expected to grow quickly.

Preclinical testing and clinical trials in China cost less than they do in some other developed countries, and the time from drug discovery to marketing is often half that in Europe and the U.S. In order to attract research from global pharmaceutical firms, we believe that China must continue to develop the quality standards and sophistication necessary to manage the complex approval process and conduct the trials in such a way as to allow the data to be used to augment domestic research. China could become a critical component of the global clinical trials market because it offers access to a wide array of ethnic populations and genetic variations.

International Nurse Recruitment and Training

According to both the American Hospital Association and the American Nursing Association, the U.S. is currently experiencing a shortage of approximately 300,000 nurses. Due to the lack of qualified nurse instructors for nursing schools, high turnover and mandated nurse-to-patient ratios, this shortage is expected to get worse, with the number of open nursing positions projected to exceed one million by 2015.  We believe that hospitals and other healthcare employers will increasingly look to fill these positions with foreign-born nursing professionals.

Clarity Imaging International, Inc.

Clarity Imaging International, Inc. (“Clarity”) was a controlled subsidiary, which specializes in the packaging and delivery of diagnostic services and other innovative and highly leveragable health care technologies and/or services. Clarity will focus on a number of imaging related businesses.  The first business will be the development and management of medical imaging centers, these centers would be developed with Hospitals and Radiology Groups.  Clarity will be an equity partner in many of these centers as well as having a long term management services contract to operate the center.

Another major line of business will be the development of physician office based diagnostic services. Management anticipates that in late 2007 and the first quarters of 2008 Clarity will also be developing an Esophageal Capsule Endoscopy program.  Esophageal capsule endoscopy is a diagnostic procedure that allows a physician to "look" into the esophagus or swallowing tube without the oral passage of an endoscope. This exam does not replace upper endoscopy to view the stomach and proximal small bowel.

The capsule transmits the images to a recording device worn about a patient's waist. Once the study is completed, the recording device is downloaded to a computer workstation whose software provides the images to a computer screen. The capsule is disposable and does not need to be retrieved by a patient. It is passed naturally in a bowel movement.

This service allows a primary care physician to prescribe a diagnostic test that replaces the need for endoscopic intervention and to earn revenue through the provision of the service in their office. The reimbursement for this service is in process with Medicare approving its use for portal hypertension.  Studies are underway for the inclusion of GERD (also known as acid reflux) and other diseases of the Esophagus.

The above services are healthcare care imaging and diagnostic testing services.  All require an approved CPT code.  Other than the Esophageal capsule, the others all have approved CPT codes and reimbursements assigned.

Imaging Center development business will come through Clarity’s already nationally established reputation and experience in the imaging field.  Clarity’s management expects to add 4-5 centers in late 2007 and 2-3 centers each of the next 3 years.

The physician practice based services will be heavily marketed through national medical associations and through the manufactures assistance through their national marketing and advertising programs.

In addition to imaging services, Clarity also provides management services that include billing, scheduling, and asset purchasing and overall operational management. These imaging centers perform magnetic resonance imaging (MRI) on patients for diagnostic purposes and may begin to perform MRI guided, non-invasive surgery for therapeutic purposes. Clarity generates revenues by charging management fees to facilities. Clarity currently has three employees.

Clarity was spun off into a public shell Ecash, Inc. Ecash will change its name to Clarity MD upon filing amended article of incorporation and requesting the name change.  Clarity was spun off on March 1, 2007 and is operating in the corporate shell Ecash Inc. a Delaware corporation

Competition

The drug, device and diagnostic development market in China is still in its early stages. China has made a number of regulatory and governmental changes to help facilitate growth and expansion in this market. A number of large pharmaceutical companies are currently operating in the China market. Each of these companies has been established longer and have significantly greater resources and name recognition than the Company.

There are a number of nurse recruitment and training companies that currently are in the business of importing foreign nurses, including HCCA International, Inc., Healthcare Management Consultants, Inc., Compass International and Nurse Immigration USA, Inc. There are also a large number of nurse staffing companies currently in existence. Many of these companies have greater resources and name recognition than the Company. Due to the large shortage of nurses and the number of open positions to be filled, we believe that there is adequate demand to support our business even with the existing competition. We also believe that our exclusive relationship with the Vanderbilt School of Nursing will prove to be a significant differentiator in the Philippines marketplace.

There are numerous companies in the diagnostic imaging field. The Company has not been able to identify another company at of this date that is providing Esophageal capsule endoscopy as a service.

Additional Information

Bridgetech files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

Revenues

Consolidated Revenues decreased to $47,090 in March 31, 2007 from $125,030 reported in 2006, a decrease of $77,940. The majority of the decrease came from the spin off of Clarity Imaging International Inc.  However we did have a fully operational 1st quarter in March 31, 2007 of International MedLink. The two corporations Clarity and IML were acquired in mid 2005 and provided unsubstantial and immaterial contributions in that year.

In addition, revenues in March 31, 2007 International MedLink benefited from the full-quarter impact of the agreement with Vanderbilt University, which agreement provided materials and curriculum for use in training nurses.

The decrease in revenues in March 31, 2007 from 2006 of $77,940 from the remaining subsidiaries was partially offset by the decline in revenues from Retail Pilot and its Shop Guard USA which we have discontinued operations and the spin off of Clarity Imaging International Inc., The closure of these operations in early 2007 and late 2006, it became apparent that the activities and products of these two subsidiaries were not compatible with the business objectives of transferring medical knowledge and products to China and other International locations.

Cost of Goods Sold

Cost of Goods Sold decreased to $4,403 in March 31, 2007 as compared to $25,481 in 2006.  In 2006, cost of sales included a write-off inventory at Retail Pilot, Shop Guard, and HealthCare Pilot and at Bridgetech. In the anticipated closure of the operations at Retail Pilot and Healthcare Pilot.

Cost of Goods Sold in March 31, 2007 was 9 percent of revenues. Cost of Goods Sold in March 31, 2006 of $25,481, was 20 percent of revenues. The decrease in Cost of Sales as a percent of revenues in March 31, 2007 compared to 2006 was the result of higher costs of goods at International MedLink.

General & Administrative

General and Administrative Costs totaled $2,114,465 in March 31, 2007 compared to $1,967,191 in 2006. The increase of $145,274 is primarily the result of an increase in parent company overhead costs. Due to an increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters.

Depreciation

Depreciation and Amortization expense increased to $185,815 in March 31, 2007 from $17,966 in 2006. Depreciation and Amortization increased due to the purchase of various licensing agreement that are being amortized over 10 years.  These licensing agreements allow the use to use specialized drug that have been previous developed through our business relationships We have additional costs associated with the new corporate office in San Diego, including leasehold improvements, furniture, computer equipment and servers, and the telephone system.

Interest Expense

Interest Expense increased to $59,839 in March 31, 2007 compared to $7,451 in 2006. Interest Expense in 2007 reflected interest on three Promissory Notes with principal balances totaling $1,700,000 as of March 31, 2007 and December 31, 2006, along with loans from employees. Interest cost in 2006 related solely to a loan from an officer to Retail Pilot to support the formation and start-up of that operation. There were no Notes to third parties outstanding as of March 31, 2006.

Discontinued Operations

Bridgetech discontinued operations in Retail Pilot as there was no business continuity with our expanded business plan for the company.  Discontinued operations for March 31, 2007 were $5,658.

Liquidity and Capital Resources

While our recent capital raising activities have provided sufficient working capital for approximately three months, we do not presently generate sufficient revenue to fund our operations and the planned development of our business. In order to sustain our current operations and develop our business plan, we will require funds for working capital. We are attempting to raise additional working capital through the sale of equity, debt or a combination of equity and debt. We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

The Company has financed operations principally through private sales of equity securities and, to a lesser extent, through the issuance of Debt. The Company raised $56,000 from the sale of common stock during March 31, 2007 and issued 1,197,000 in connection of services rendered.  The sales of common stock were completed at a price of $1.00 per share. This price represented a discount to the price per share of common stock quoted on the pink sheets. This discount was attributable to the lack of liquidity of the shares, our need for working capital and other considerations.

During 2006, the Company negotiated and completed the issuances of Debt Instruments, with four investors. One of the notes had been paid in full by December 31, 2006, and the principal balances of the three outstanding notes aggregated to $1,700,000 at year end. These three notes have due dates from April through June 2007 and contain provisions that require immediate payment in full within one week of completion of a significant equity financing. .

The three notes outstanding as of December 31, 2006, included a promissory note in the amount of $500,000 from Richard Propper, due on October 26, 2006 at 8% interest rate, which note is in default. Mr. Propper has agreed to accept additional compensation, yet to be determined, as consideration for an extension of the note and the accrued interest.

 In addition, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note, which is due on April 14, 2007. Skyway Development was issued 600,000 common shares in accordance with their agreement. . Skyway was also issued 600,000 warrants, as additional consideration for this note, at a conversion price of $1.50 per share.  The warrants will expire in two years on November 14, 2008.

Lastly, the Company borrowed $600,000 from Margaret Kwok at an 8% interest rate, also on a convertible note, which is due on June 15, 2007. Margaret Kwok was issued 400,000 in warrants that convert at $1.50 strike price.  These warrants will expire in two years on December 16, 2008.

The conversion rights for both Skyway Development and Margaret Kwok notes included the option to convert any unpaid principal and accrued interest into Company common stock at any time at a conversion price of $1.50 per share.  There are no cross-default provisions in any of the notes, including Skyway Development and Margaret Kwok notes that would accelerate obligations under these notes.

At December 31, 2006, the Company has cash available of $170,882. Assuming no further capital is raised and no cash from revenues is received, we currently believe that we can satisfy our obligations through approximately March 31, 2007.

We have entered into three agreements that required us to make minimum payments to third parties, regardless of the levels of business activity under those agreements. Our agreement with Sovereign Tracking Systems, LLC (STS) requires that we purchase inventory in the amount of $237,620 (which amount shall increase over time at a rate of ten percent per year); if we purchase less than this amount of inventory, we must pay STS an amount of cash equal to the shortfall. In July 2006, the Company made the payment to STS and commenced taking delivery of inventory in that amount.  After receiving the entire inventory required under the agreement, the two parties signed an agreement to terminate the Distributor Contract.  No further payments are required.

 Our agreement with Anderson required that we pay Anderson the following maintenance fees, regardless of whether we sell any of the products that we license from Anderson: $50,000 in October 2006, $75,000 in October 2007 and $90,000 in October 2008.  The Agreement required an initial documentation fee of $50,000 and additional future payments, including those above, totaling $335,000 for annual maintenance fees and on approval and use of licensed products. These intangible assets were recorded at their cost and amortized over five years.

Finally, our agreement with Latitude Pharmaceuticals Inc obligated the Company to payments totaling $2.5 million, of which $500,000 was made in May 2006. Under the terms of the Agreement, the Company acquired the exclusive rights to four emerging product candidates for sales in the PRC and other Asian countries. The contract required   that we pay Latitude Pharmaceuticals, Inc. $1,000,000 in April 2007, with such amount to be paid in either cash or by the issuance of 335,000 shares of our common stock, at the discretion of the company’s President, Dr. Chen.  In addition, the contract calls for four future payments of $250,000 each to be due when regulatory approval is achieved for four successive drugs, with the final payment due no later than March 2010.  The Company has booked the $2.5 million as an intangible asset and established a liability for the $2.0 million unpaid balance.  The asset is amortized over 120 months.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b.  Changes in Internal Control over Financial Reporting

During the Quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bridgetech is involved in various legal proceedings and claims as described in our Form 10-SB for the year ended December 31, 2006. No material developments occurred in any of these proceedings during the quarter ended March 31, 2007. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2007.

ITEM 5.  OTHER INFORMATION

None.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Bridgetech Holdings International, Inc.
Date: May 14, 2007	By: /s/ Michael Chermak

Michael Chermak
Chairman, President Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)