Form 10QSB/A
period 2007-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2007-06-18
CIK 1344736

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File No. 0-51697

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the issuer’s common equity outstanding as of June 12, 2007 was 29,279,846 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
RESTATED

March 31, 2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$170,882
Accounts receivable net of allowance for bad debt	66,093
Inventory	278,743
Minority Interest	141,170
Deposits	150,245
Prepaid Expenses	177,000
Total current assets	984,133

Property and equipment - net	617,616
Intangible assets - net	-

TOTAL ASSETS	$1,601,749

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,580,679
Accrued compensation	757,743
Notes payable - affiliate	660,989
Notes payable - current	2,781,447
Total current liabilities	6,780,858

Total liabilities	6,780,858
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.000001 par value: 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2007.	-
Common Stock, par value $.001, 50,000,000 shares authorized,	-
29,279,846 shares issued at March 31, 2007	29,280
Additional paid-in-capital	28,678,573
Accumulated deficit - Originally filed	(20,133,104)
Correction of an error	(13,753,858)
Accumulated deficit - Restated	(33,886,962)
Total stockholders' deficit	(5,179,109)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,601,749

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
RESTATED

	March 31,
	2007	2006

REVENUES:
Revenues	$46,170	$125,030

Cost of goods sold	4,403	25,481

Gross profit	41,767	99,549

OPERATING EXPENSES:
General and administrative	5,034,857	2,645,153
Depreciation and amortization	104,068	17,966
Total operating expenses	5,138,925	2,663,119

OPERATING LOSS	(5,097,158)	(2,563,570)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(3,072)	-
Interest expense	59,638	7,450
Total other expense	56,566	7,450
LOSS BEFORE INCOME TAXES	(5,153,724)	(2,571,020)
INCOME TAX (BENEFIT) PROVISION	-	-
NET LOSS BEFORE MINORITY INTEREST	(5,153,724)	(2,571,020)
MINORITY INTEREST	73,050	(202)

NET LOSS BEFORE DISCONTINUED OPERS.	$(5,080,674)	$(2,571,222)
LOSS FROM DISCONTINUED OPERATIONS	5,658

NET LOSS	$(5,086,332)	$(2,571,222)
NET LOSS PER SHARE:
Basic:	$(0.18)	$(0.16)

Diluted:	$(0.17)	$(0.16)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	29,279,846	15,632,619
Diluted	29,939,846	15,632,619

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
RESTATED

	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(5,086,332)	$(2,571,222)
Adjustments to reconcile net income to net cash (used in) operating activities:
Minority Interest	(73,050)	202
Foreign exchange translation adjustment	(1,047)	58
Depreciation and amortization	104,068	17,966
Stock issued for services	3,289,812	693,761
Changes in assets and liabilities:
Accounts receivable	(465)	(91,934)
Inventory	(3,763)
Accounts payable and accrued liabilities	333,190	451,615
Accrued compensation	(27,145)	63,891
Deposits	69,612	(67,054)
Other assets	-	28,183
Prepaid expenses	(139,467)	(210,879)
Net cash used in operating activities	(1,534,587)	(1,685,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(50,005)	(406,598)
Net cash used in investing activities	(50,005)	(406,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans	-	(230,582)
Proceeds from notes payable	1,148,291	100,000
Proceeds from issuance of common stock	56,000	2,666,839
Net cash provided by financing activities	1,204,291	2,536,257

(DECREASE) INCREASE IN CASH	(380,301)	444,246
CASH, BEGINNING OF QUARTER	551,183	32,703
CASH, END OF QUARTER	$170,882	$476,949

Supplemental Disclosures
Income Taxes	$800	$-
Interest Paid	$19,336	$7,451

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2007 and 2006

1.	DESCRIPTION OF BUSINESS

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

In June 2005, the Company acquired 100% of MedLink. Medlink’s principal business is providing hospitals and other healthcare facilities with nurses from the Philippines who are properly accredited to practice as nurses in the United States.

In June 2005, Bridgetech acquired 100% of Clarity. Clarity manages diagnostic imaging centers in Texas.

In June 2005, Bridgetech entered into an agreement with Amcare Labs International, Inc., an affiliate of Johns Hopkins International Medical Laboratories (“Amcare”).  Under this arrangement, the Company and Amcare intended to operate a Clinical Research Organization and laboratory in China.  Bridgetech owns 67% of Amcare.  The Amcare transaction was never implemented and the corporate entity was abandoned.  Amcare has been reported as minority interest in a consolidated subsidiary.

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT R&D”), in conjunction with the Chinese University of Hong Kong.  Bridgetech owns 51 percent of BMT R&D.  The Chinese University of Hong Kong owns 49 percent. Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating and was formed for the separation of new research and the development of future products. The operating losses to date from BMT R&D have been fully consolidated, with the Chinese University’s minority interest presented in the financial statements.

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

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2007. During three months ended March 31, 2007 the Company incurred net loss of $2,887,422 and has cumulative losses of $31,685,212.  Further the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

4.	DISCONTINUED OPERATIONS

The Company has discontinued operations of Retail Pilot.

5.	EQUITY

During three months ended March 31, 2007 and 2006:

Quarter Ended	Stock issued for Cash	Cash Received	Stock issued for Services	Stock issued for Warrants Exercised
March 31, 2006	2,721,500	$2,667,459	158,000

Total Issued	2,721,500	$2,667,459	158,000	-

March 31, 2007	56,000	$56,000	1,094,286	-

Total Issued	56,000	$56,000	1,094,286	-

In the first quarter 2006, the Company issued 2,721,500 shares of common stock to 62 accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. t and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

During the first quarter of 2007, the Company issued 1,094,286 shares of common stock to service providers as consideration for services provided to the Company. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

There were no options granted in the end of the period of March 31, 2007 and all options previously granted have been cancelled due to the lack of executed option agreements.

6.	CORRECTION OF AN ERROR

The correction of errors in the first quarter 2006 from the first quarter 2006 results previously filed total an increased loss of $678,163.  The net loss previously reported for the first quarter of 2006 was $1,893,059, compared to a current loss of $2,571,222.  The recognition of the expense related to the issuance of 200,000 warrants to the Company’s Directors on February 10, 2006, valued using the Black-Scholes method, and represented $677,961 of this total change.  The balance of $202 represented the recognition of the minority interest loss in BMT R&D.

The correction of errors in the first quarter 2007 from the results previously reported for this first quarter total $2,765,716.  The net loss previously reported was $2,320,616, compared to a loss of $5,086,332 currently reported. The Company revalued 1,150,286 shares of common stock granted to employees to fair market value on the dates of issuance.  This resulted in an additional compensation expense of $2,201,749. In addition, the recognition of the expense related to the issuance of 660,000 warrants issued in conjunction with the Pinot note in January, valued using the Black-Scholes method, resulted in an additional expense of $719,261. These were partially offset by a reduction in amortization expense in the first quarter totaling $81,750 due to the absence of intangibles that were written off in 2006. In addition, the Company recorded a minority interest income of $73,050 relating to the minority interest in BMT R&D, an Asian entity, which also offset the above.  The balance of the correction of $494 was the recognition of a foreign exchange loss and an adjustment to gross profit.

Assets	March 31, 2007 As Originally Reported	March 31, 2007 As Adjusted	March 31, 2007 Effect of Change	March 31, 2006 As Originally Reported	March 31, 2006 As Adjusted	March 31, 2006 Effect of Change
Total Assets	$4,050,390	$1,601,749	$2,448,641	$-	$-	$-
Liabilities
Total Liabilitites	$8,112,584	$6,780,858	$1,331,726	$-	$-	$-
Stockholders' Equity
Accumulated deficit	$20,133,104	$33,886,962	$(13,753,858)	$-	$-	$-
Operating expenses	$2,300,280	$5,138,925	$(2,838,645)	$2,300,280	$5,138,925	$(2,838,645)
Other expenses	$63,023	$56,566	$6,457	$63,023	$120,926	$(57,903)
Net loss	$2,320,616	$5,086,332	$(2,765,716)	$2,320,616	$5,086,332	$(2,765,716)
Net loss per share	$0.08	$0.18	$(0.10)	$0.08	$0.18	$(0.10)
Statement of Cash Flows
Net loss	$2,320,616	$5,086,332	$(2,765,716)	$2,320,616	$5,086,332	$(2,765,716)
Net cash used in operating activities	$1,534,587	$1,534,587	$-	$1,534,587	$1,534,587	$-
Purchase of intangible assets	$50,005	$50,005	$-	$50,005	$50,005	$-
Net cash provided by financing activities	$1,204,291	$1,204,291	$-	$1,204,291	$1,204,291	$-
Cash - Beginning of year	$551,183	$551,183	$-	$551,183	$551,183	$-
Cash - End of year	$170,882	$170,882	$-	$170,882	$170,882	$-

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

Overview and Plan of Operations

The Company has begun to generate revenue from its sole operations; it is an early stage company that is not yet profitable. The company has a single revenue model which is our imaging operations which is not generating enough revenue to cover our costs.  While we believe that the CRO strategic alliance and related distribution of medical products planned for China has the greatest long-term potential and is most important to the long-term plans of the Company, this business is at an earlier stage of development and, unlike our other business units, is not currently generating revenues. We also believe that this business has the greatest governmental and regulatory risk. During the next 12 months, the Company intends to spend between $1,000,000 and $2,000,000 to purchase product distribution rights, hire additional staff and fund the establishment and expansion of our China operations, although our ability to do so will depend on our ability to raise additional funds.

The Company has incurred an accumulated deficit of approximately $33,886,962 as of March 31, 2007, and current liabilities exceeded current assets by approximately $5,796,725 as of March 31, 2007. We cannot assure you that we will be successful in these fundraising activities.

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

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collection is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

In April 2005, we entered into a non-cancelable agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased an exclusive license to develop, improve, use and sell four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Chen, the President of Latitude Pharmaceuticals, Inc developed and owns all rights to these formulations.

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

Bridgetech entered into an agreement to spin off our subsidiary Clarity Imaging International, Inc. into a newly acquired shell Ecash, Inc on March 1, 2007.  Ecash, Inc. was purchased to separate the companies domestic operations now, Ecash, Inc. from is Chinese operations, now Bridgetech.  The transaction was not complete until April of 2007 and will be reflected in our next quarterly filing.

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

Clarity entered into an agreement to spin off into a public shell Ecash, Inc. Ecash will change its name to Clarity MD upon filing amended article of incorporation and requesting the name change.  The spin off transaction closes in April 2007 and will be reflected in our second quarter filings.

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

Results of Operations

Revenues

Consolidated Revenues decreased to $46,170 in March 31, 2007 from $125,030 reported in 2006, a decrease of $78,860. The majority of the decrease came from reduction of sales in Clarity Imaging International Inc.  Although we had a fully operational 1st quarter in March 31, 2007 of International MedLink, the company was focusing on restructure the operations in Clarity.

The decrease in revenues in March 31, 2007 from 2006 of $78,860 from the remaining subsidiaries was partially offset by the decline in revenues from Retail Pilot and its Shop Guard USA which we have discontinued operations and the reduction of sales in Clarity Imaging International Inc. due to corporate restructuring.  The closure of these operations in early 2007 and late 2006, it became apparent that the activities and products of these two subsidiaries were not compatible with the business objectives of transferring medical knowledge and products to China and other International locations.

Cost of Goods Sold

Cost of Goods Sold decreased to $4,403 in March 31, 2007 as compared to $25,481 in 2006.  In 2006, cost of sales included a write-off inventory at Retail Pilot, Shop Guard, and HealthCare Pilot and at Bridgetech. In the anticipated closure of the operations at Retail Pilot and Healthcare Pilot the company discontinued operations

Cost of Goods Sold in March 31, 2007 was 9 percent of revenues. Cost of Goods Sold in March 31, 2006 of $25,481, was 20 percent of revenues. The decrease in Cost of Sales as a percent of revenues in March 31, 2007 compared to 2006 was the result of higher costs of goods at International MedLink.

General & Administrative

General and Administrative Costs totaled $5,034,857 in March 31, 2007 compared to $2,645,153 in March 31, 2006. The increase of $2,389,704 is primarily the result of an increase in parent company overhead costs. Due to an increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters.

Depreciation

Depreciation and Amortization expense increased to $104,068 in March 31, 2007 from $17,966 in March 31, 2006. Depreciation and Amortization increased due to the purchase of various licensing agreement that are being amortized over 10 years.  These licensing agreements allow the use to use specialized drug that have been previous developed through our business relationships We have additional costs associated with the new corporate office in San Diego, including leasehold improvements, furniture, computer equipment and servers, and the telephone system.

Interest Expense

Interest Expense increased to $60,685 in March 31, 2007 compared to $7,450 in  March 31,2006. Interest Expense in 2007 reflected interest on three Promissory Notes with principal balances totaling $1,700,000 as of March 31, 2007 and December 31, 2006, along with loans from employees. Interest cost in 2006 related solely to a loan from an officer to Retail Pilot to support the formation and start-up of that operation. There were no Notes to third parties outstanding as of March 31, 2006.

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

The Company has financed operations principally through private sales of equity securities and, to a lesser extent, through the issuance of Debt. The Company raised $56,000 from the sale of common stock during March 31, 2007 and issued 1,094,286 in connection of services rendered.  The sales of common stock were completed at a price of $1.00 per share. This price represented a discount to the price per share of common stock quoted on the pink sheets. This discount was attributable to the lack of liquidity of the shares, our need for working capital and other considerations.  The stock issued for services was valued at the market price of the date it was issued and expensed in the financial statements.

During 2006, the Company negotiated and completed the issuances of Debt Instruments, with four investors. One of the notes had been paid in full by December 31, 2006, and the principal balances of the three outstanding notes aggregated to $1,700,000 at year end. These three notes have due dates from August through November 2007 and contain provisions that require immediate payment in full within one week of completion of a significant equity financing. .

The three notes outstanding as of December 31, 2006, included a promissory note in the amount of $500,000 from Richard Propper, due on October 26, 2006 at 8% interest rate, which note is in default. Mr. Propper has agreed to accept additional compensation, yet to be determined, as consideration for an extension of the note and the accrued interest. This promissory note was extended to August 31, 2007.

In addition, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note, which is due on April 14, 2007 and was extended to November 13, 2007. Skyway Development was issued 600,000 common shares in accordance with their agreement. And an additional 100,000 common stock was issued for the extension of the note . Skyway was also issued 600,000 warrants, as additional consideration for this note, at a conversion price of $1.50 per share.  The warrants will expire in two years on November 14, 2008.

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

Our agreement with MD Anderson required a one-time documentation fee of $50,000, paid in 2005, and payment of  annual maintenance fees for three years (2006 to 2008), regardless of whether we sell any of the products that we license from MD Anderson: $50,000 in November  2006, $75,000 in November  2007 and $90,000 in November  2008.  The milestone fees, which are contingent depending on the success of the following activities,  include the payment of $50,000 upon receipt of regulatory approval of a licensed product for human diagnostic use in the United States  and  $70,000 upon regulatory approval of a licensed product for human diagnostic use in any country other than the United States. In addition, we have a contingent obligation to pay royalties of $100,000 per year following the first sale of a licensed product and 5% of net sales attributable to licensed products. Anderson will have the right to terminate the agreement if we have not made a sale of a licensed product by October 2008

Finally, our agreement with Latitude Pharmaceuticals, Inc included payments totaling $1,500,000 , of which $500,000 was made in May 2006. Under the terms of the Agreement, the Company acquired the exclusive distribution rights to four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan.  The contract required that we pay Latitude Pharmaceuticals, Inc. $1,000,000 in April 2007, with such amount to be paid in either cash or by the issuance of 335,000 shares of our common stock, at the discretion of the company’s President, Dr. Chen. On April 19, 2007, the Company and Dr. Chen reached a written agreement for the payment of this $1,000,000 on a four-month schedule with interest at 8 percent per annum, commencing with payments in May  through August 2007.  . The Contract calls    for four future payments of $250,000, each of which is contingent upon the regulatory approval of four successive drugs, with the final payment due no later than March 2010.

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

Registrant	Bridgetech Holdings International, Inc.
Date: June 14, 2007	By: /s/ Michael Chermak

Michael Chermak
Chairman, President Chief Executive Officer (Principle Executive Officer)