Form 10QSB/A
period 2007-07-11
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2007-08-02
CIK 1344736

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
RESTATED

March 31,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$170,882
Accounts receivable net of allowance for bad debt	66,093
Inventory	278,743
Deposits	150,245
Prepaid Expenses	177,000
Total current assets	842,963

Property and equipment - net	617,616
Intangible assets - net	-

TOTAL ASSETS	$1,460,579

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,580,679
Accrued compensation	757,743
Notes payable - affiliate	660,989
Notes payable - current	2,781,447
Total current liabilities	6,780,858

Total liabilities	6,780,858
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.000001 par value: 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2007.	-
Common Stock, par value $.001, 50,000,000 shares authorized,	-
29,279,846 shares issued at March 31, 2007	29,280
Additional paid-in-capital	42,669,884
Accumulated deficit - Originally filed	(20,133,104)
Correction of an error	(27,886,339)
Accumulated deficit - Restated	(48,019,443)
Total stockholders' deficit	(5,320,279)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,460,579

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
RESTATED

	March 31,
	2007	2006

REVENUES:
Revenues	$46,170	$125,030

Cost of goods sold	4,403	25,481

Gross profit	41,767	99,549

OPERATING EXPENSES:
General and administrative	5,037,697	3,261,353
Depreciation and amortization	104,068	17,966
Total operating expenses	5,141,765	3,279,319

OPERATING LOSS	(5,099,998)	(3,179,770)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(3,072)	(417)
Interest expense	59,638	7,867
Total other expense	56,566	7,450
LOSS BEFORE INCOME TAXES	(5,156,564)	(3,187,220)
INCOME TAX (BENEFIT) PROVISION	-	-

NET LOSS BEFORE DISCONTINUED OPERS.	$(5,156,564)	$(3,187,220)
LOSS FROM DISCONTINUED OPERATIONS	5,658

NET LOSS	$(5,162,222)	$(3,187,220)
NET LOSS PER SHARE:
Basic:	$(0.18)	$(0.20)

Diluted:	$(0.17)	$(0.18)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	29,279,846	15,632,619
Diluted	29,939,846	18,132,619

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
RESTATED

	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(5,162,222)	$(3,187,220)
Adjustments to reconcile net income to net cash (used in) operating activities:
Foreign exchange translation	64	(58)
Depreciation and amortization	104,068	17,966
Stock issued for services	2,575,753	1,294,161
Issuance of Warrants	715,788
Changes in assets and liabilities:
Accounts receivable	(465)	(91,934)
Inventory	(3,763)
Accounts payable and accrued liabilities	333,190	66,110
Accrued compensation	(27,145)	63,891
Deposits	69,612	(67,054)
Other assets	-	28,183
Prepaid expenses	(139,467)	(210,879)
Net cash used in operating activities	(1,534,587)	(2,086,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(50,005)	(21,598)
Net cash used in investing activities	(50,005)	(21,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans	(341,442)	(230,582)
Proceeds from notes payable	1,489,733	100,000
Proceeds from issuance of common stock	56,000	2,683,260
Net cash provided by financing activities	1,204,291	2,552,678

(DECREASE) INCREASE IN CASH	(380,301)	444,246
CASH, BEGINNING OF QUARTER	551,183	32,703
CASH, END OF QUARTER	$170,882	$476,949

Supplemental Disclosures
Income Taxes	$800	$-
Interest Paid	$19,336	$7,451

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

In June 2005, Bridgetech acquired 100% of Clarity. Clarity manages diagnostic imaging centers in Texas.

In June 2005, Bridgetech entered into an agreement with Amcare Labs International, Inc., an affiliate of Johns Hopkins International Medical Laboratories (“Amcare”).  Under this arrangement, the Company and Amcare intended to operate a Clinical Research Organization and laboratory in China.  Bridgetech owns 67% of Amcare.  The Amcare transaction was never implemented and the corporate entity was abandoned.  Amcare has been fully consolidated in the financial statements in accordance with FIN 46R and ARB 51.

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT R&D”), in conjunction with the Chinese University of Hong Kong.  Bridgetech owns 51 percent of BMT R&D.  The Chinese University of Hong Kong owns 49 percent. Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating and was formed for the separation of new research and the development of future products. The operating losses to date from BMT R&D have been fully consolidated, with the Chinese University’s in the financial statements in accordance with FIN 46R and ARB 51.

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

3. GOING CONCERN

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2007. During three months ended March 31, 2007 the Company incurred net loss of ($5,162,222) and has cumulative losses of ($48,019,443).  Further the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

4.  DISCONTINUED OPERATIONS

The Company has discontinued operations of Retail Pilot $5,658.

5. EQUITY

During three months ended March 31, 2007 and 2006:

Quarter Ended	Stock issued	Cash Received	Stock issued	Stock issued for
	for Cash		for Services	Warrants Exercised
March 31, 2006	2,721,500	$2,683,260	158,000

Total Issued	2,721,500	$2,683,260	158,000	-

March 31, 2007	56,000	$56,000	1,094,286	-

Total Issued	56,000	$56,000	1,094,286	-

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

All common shares issued for services were recorded as an expense in the Statement of Operations.  We recorded these shares at the market value of the stock on the date issued, there was no vesting schedule in the issuance of the common shares, and there were no terms of issuance the shares were fully vested at the issuance date.

There were no options granted in the end of the period of March 31, 2007 and all options previously granted have been cancelled due to the lack of executed option agreements.

6.  CORRECTION OF AN ERROR

The correction of errors in the first quarter 2006 from the first quarter 2006 results previously filed total an increased loss of ($1,294,161).  The net loss previously reported for the first quarter of 2006 was ($1,893,059), compared to a current loss of ($3,187,220).  The recognition of the expense related to the issuance of 200,000 warrants to the Company’s Directors on February 10, 2006, valued using the Black-Scholes method, and represented $677,961 of this total change.  The Company revalued 158,000 shares of common stock granted to service providers to fair market value on the dates of issuance.  This resulted in an additional equity consulting expense of $616,200.

The correction of errors in the first quarter 2007 from the results previously reported for this first quarter total ($2,841,606).  The net loss previously reported was ($2,320,616), compared to a loss of ($5,162,222) currently reported. The Company revalued 1,094,286 shares of common stock granted to service providers and employees to fair market value on the dates of issuance.  This resulted in an additional compensation expense of $2,204,728. In addition, the recognition of the expense related to the issuance of 660,000 warrants issued in conjunction with the Pinot note in January, valued using the Black-Scholes method, resulted in an additional expense of $715,788. These were partially offset by a reduction in amortization expense in the first quarter totaling ($81,750) due to the absence of intangibles that were written off in 2006. The balance of the correction of $2,840 was the recognition of a foreign exchange loss and an adjustment to gross profit.

Assets	March 31, 2007 As Originally Reported	March 31, 2007 As Adjusted	March 31, 2007 Effect of Change	March 31, 2006 As Originally Reported	March 31, 2006 As Adjusted	March 31, 2006 Effect of Change
Total Assets	$4,050,390	$1,460,579	$2,589,811	$-	$-	$-
Liabilities
Total Liabilitites	$8,112,584	$6,780,858	$1,331,726	$-	$-	$-
Stockholders' Equity
Accumulated deficit	$(20,133,104)	$(48,019,443)	$27,886,339	$-	$-	$-
Operating expenses	$2,300,280	$5,141,765	$(2,841,485)	$1,985,157	$3,279,319	$(1,294,162)
Other expenses	$63,023	$62,224	$799	$7,451	$7,450	$1
Net loss	$(2,320,616)	$(5,162,222)	$2,841,606	$(1,893,059)	$(3,187,220)	$1,294,161
Net loss per share	$(0.08)	$(0.18)	$0.10	$(0.12)	$(0.20)	$0.08
Statement of Cash Flows
Net loss	$(2,320,616)	$(5,162,222)	$2,841,606	$(1,893,059)	$(3,187,220)	$1,294,161
Net cash used in operating activities	$(1,534,587)	$(1,534,587)	$-	$(1,685,413)	$(2,086,834)	$401,421
Purchase of intangible assets	$(50,005)	$(50,005)	$-	$(406,598)	$(21,598)	$(385,000)
Net cash provided by financing activities	$1,204,291	$1,204,291	$-	$2,536,257	$2,552,678	$(16,421)
Cash - Beginning of Quarter	$551,183	$551,183	$-	$32,703	$32,703	$-
Cash - End of Quarter	$170,882	$170,882	$-	$476,949	$476,949	$-

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

The Company has incurred an accumulated deficit of approximately ($48,019,443) as of March 31, 2007, and current liabilities exceeded current assets by approximately $5,162,222 as of March 31, 2007. We cannot assure you that we will be successful in these fundraising activities.

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

In April, 2006, Clarity compensated the services of two individuals engaged in the marketing and distribution of gastro-intestinal endoscopy products and services. The individuals were primarily engaged in the business of providing esophageal pill camera examinations, under the name Advanced Capsule Endoscopy Services, LLC (ACES).

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

Bridgetech entered into an agreement to spin off our subsidiary Clarity Imaging International, Inc. into a newly acquired shell Ecash, Inc on March 1, 2007.  Ecash, Inc. was purchased to separate the companies domestic operations now, Ecash, Inc. from is Chinese operations, now Bridgetech.  The transaction was not complete until June of 2007 and will be reflected in our next quarterly filing.

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

Clarity entered into an agreement to spin off into a public shell Ecash, Inc. Ecash will change its name to Clarity MD upon filing amended article of incorporation and requesting the name change.  The spin off transaction closed in June 2007 and will be reflected in our second quarter filings.

Merger

On March 1, 2007, we entered into an agreement and plan of Merger, by and among E Cash, Inc. a Delaware Corporation (“Company”), ECSI Acquisition Corp., a Florida Corporation (“Acquisition Corp.”) and Clarity Imaging international, a Texas Corporation (“Clarity”). Clarity specializes in the packaging and delivery of diagnostic services and other innovative and highly leveragable health care technologies and or services. As part of the plan of merger, the Company will change its name to ClarityMD, Inc.  The Merger agreement was finalized on June 1, 2007, whereby all the officers and directors of the Company resigned and the officers of Clarity were appointed.  For accounting purposes, the merger will be treated as a reverse merger and the historical financial statements of Clarity will become the historical financial statements of the Company.  At the closing on June 1, 2007 the Company issued 20,197,964 shares of its common stock in exchange for Clarity’s common stock.  It additionally cancelled 21,116,000 of previously issued stock of prior mergers.

Condensed pro forma unaudited condensed financial statement as at March 31, 2007 is herein provided:

BALANCE SHEET

ASSETS

Current assets	$226,552
Non-current assets	51,991

Total assets	$278,543

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities	$148,104
Non-current liabilities to affiliates	108,823
Shareholders’ equity	21,616

Total liabilities from Shareholders’ Equity	$278,543

STATEMENT OF OPERATIONS

Revenue	$847,633
Cost of Goods Sold	466,198
Expenses	402,813
Net loss	$(21,378)

Net loss per share	(.02)

Stock Option Plan

On April 16, 2007, the Company’s board of directors adopted and the shareholders approved the ClarityMD, Inc. 2007 stock option plan.  The plan permits grants to be made from time to time as non-qualified stock options or incentive stock options.  Qualified directors, officers, employees, consultants and advisors to the Company are eligible for awards.  Options are to be granted at no less than the fair market value at date of grant and generally exercisable for a period up to ten years.  The maximum number of shares to be issued under the plan is 1,000,000 shares.  To date, there have been no options issued under the plan

Forward Stock Split

On June 5, 2007, the Board of directors approved a 3:1 forward stock split which will increase the outstanding shares to 51,200,000.

Preferred Stock

On June 5, 2007, the board of directors amended the Company’s Articles of Incorporation to include 5,000,000 of Preferred Stock with rights and preferences as designated by the Board of Directors.  The Preferred Stock has a par value of $0.001 per share.

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

Results of Operations

Revenues

Consolidated Revenues decreased to $46,170 in March 31, 2007 from $125,030 reported in 2006, a decrease of $78,860. The majority of the decrease came from reduction of sales in Clarity Imaging International Inc.  Although we had a fully operational 1st quarter in March 31, 2007 of International MedLink, the company was focusing on restructuring the operations in Clarity.

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

General & Administrative

General and Administrative Costs totaled $5,037,697 in March 31, 2007 compared to $3,261,353 in March 31, 2006. The increase of $1,776,344 is primarily the result of an increase in parent company overhead costs. Due to an increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters.

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

Interest Expense

Interest Expense increased to $59,638 in March 31, 2007 compared to $7,867 in March 31,2006. Interest Expense in 2007 reflected interest on three Promissory Notes with principal balances totaling $1,700,000 as of March 31, 2007 and December 31, 2006, along with loans from employees. Interest cost in 2006 related solely to a loan from an officer to Retail Pilot to support the formation and start-up of that operation. There were no Notes to third parties outstanding as of March 31, 2006.

Discontinued Operations

Bridgetech discontinued operations in Retail Pilot (Asset Management) as there was no business continuity with our expanded business plan for the company.  Discontinued operations for March 31, 2007 were $5,658.

On March 31, 2007, the Company ceased operations of its Asset Management business and decided to look for a merger opportunity.  The financial statements have been prepared to show the operations of the Asset Management business as discontinued for the years ended March 31, 2007 and 2006.

This sale has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The results of operations of the Asset Management business for the current and prior periods have therefore been reported as discontinued operations.  Operating results for the Asset Management business are summarized as follows:

	For the Year ended March 31,
	2007	2006

Revenues	$6,264	0

Expenses
Operating	9,857

Depreciation	2,065

Total expense	11,922	0

Income (Loss) before income taxes	(5,658)	0

Other (Income)/Expense	0
(Gain)/Loss on Discontinued Operations	(5,658)	0
Income (Loss) from discontinued operations	$(5,658)	0

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

The Company has financed operations principally through private sales of equity securities and, to a lesser extent, through the issuance of Debt. The Company raised $56,000 from the sale of common stock during March 31, 2007 and issued 1,094,286 in connection of services rendered.  The sales of common stock were completed at a price of $1.00 per share. This price represented a discount to the price per share of common stock quoted on the pink sheets. This discount was attributable to the lack of liquidity of the shares, our need for working capital and other considerations.  The stock issued for services was valued at the market price of the date it was issued and expensed in the financial statements.  The commons shares were issued for services and were charged to the statement of operations.  The shares issued for services do not have any vesting schedule and the shares were issued at the market value of the stock at the date of issuances.

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

Lastly, the Company borrowed $600,000 from Margaret Kwok at an 8% interest rate, also on a convertible note, which is due on June 15, 2007 and was extended to September 15, 2007. Margaret Kwok was issued 400,000 in warrants that convert at $1.50 strike price.  These warrants will expire in two years on December 16, 2008.

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

Our agreement with MD Anderson required a one-time documentation fee of $50,000, paid in 2005, and payment of  annual maintenance fees for three years (2006 to 2008), regardless of whether we sell any of the products that we license from MD Anderson: $50,000 in November  2006, $75,000 in November  2007 and $90,000 in November  2008.  The milestone fees, which are contingent depending on the success of the following activities,  included the payment of $50,000 upon receipt of regulatory approval of a licensed product for human diagnostic use in the United States  and  $70,000 upon regulatory approval of a licensed product for human diagnostic use in any country other than the United States. In addition, we have a contingent obligation to pay royalties of $100,000 per year following the first sale of a licensed product and 5% of net sales attributable to licensed products. Anderson will have the right to terminate the agreement if we have not made a sale of a licensed product by October 2008

Finally, our agreement with Latitude Pharmaceuticals, Inc included payments totaling $1,500,000 , of which $500,000 was made in May 2006. Under the terms of the Agreement, the Company acquired the exclusive distribution rights to four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan.  The contract required that we pay Latitude Pharmaceuticals, Inc. $1,000,000 in April 2007, with such amount to be paid in either cash or by the issuance of 335,000 shares of our common stock, at the discretion of the company’s President, Dr. Chen. On April 19, 2007, the Company and Dr. Chen reached a written agreement for the payment of this $1,000,000 on a four-month schedule with interest at 8 percent per annum, commencing with payments in May through August 2007.

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

Registrant	Bridgetech Holdings International, Inc.
Date:	By: /s/ Michael Chermak
August 2, 2007

Michael Chermak
Chairman, President Chief Executive Officer (Principle Executive Officer)