Form 10QSB
period 2007-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2007-08-14
CIK 1344736

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB
____________________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Yes  ☐                      No  ☒

The number of shares of the issuer’s common equity outstanding as of August 1, 2007 was 30,106,846 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ☐                      No  ☒

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	PART I
	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet As of June 30, 2007	3
	Condensed Consolidated Statements of Operations For the Three and six months ended June 30, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows For the Six months ended June 30, 2007and 2006	5

	Notes to Condensed Consolidated Financial Statements	6 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-19

Item 3.	Control and Procedures	18-19

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

CERTIFICATIONS

	Exhibit 31 – Management certification	20-24

	Exhibit 32 – Sarbanes-Oxley Act	20-24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

June 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$446,564
Accounts receivable net of allowance for bad debt	74,014
Inventory	280,755
Deposits	136,047
Prepaid Expenses	59,647
Total current assets	997,027

Property and equipment - net	560,949

TOTAL ASSETS	$1,557,976

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,815,974
Accrued compensation	732,670
Notes payable - affiliate	799,063
Notes payable - current	4,151,864
Total current liabilities	8,499,571

Minority Interest	20,327

Total liabilities	8,519,898
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.000001par value: 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2007.	-
Common Stock, par value $.001, 50,000,000 shares authorized, 30,106,846 shares issued at June 30, 2007	30,107
Preferred Stock	100
Additional paid-in-capital	45,510,898
Accumulated deficit	(52,503,027)
Total stockholders' deficit	(6,961,922)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,557,976

The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

REVENUES:
Revenues	$79,512	$133,537	$125,682	$258,567

Cost of goods sold	36,393	$45,823	40,796	71,304

Gross profit	43,119	87,714	84,886	187,263

OPERATING EXPENSES:
General and administrative	4,284,507	1,803,662	9,322,204	4,980,400
Research & Development		1,500,000		1,584,615
Depreciation and amortization	87,434	88,685	191,502	106,651
Total operating expenses	4,371,941	3,392,347	9,513,706	6,671,666

OPERATING LOSS	(4,328,822)	(3,304,633)	(9,428,820)	(6,484,403)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(6,827)		(9,899)
Interest expense	101,887	17,210	161,525	24,660
Total other expense	95,060	17,210	151,626	24,660
LOSS BEFORE INCOME TAXES	(4,423,882)	(3,321,843)	(9,580,446)	(6,509,063)
INCOME TAX (BENEFIT) PROVISION	550	1,600	550	1,600
NET LOSS BEFORE DISCONTINUED OPERS.	(4,424,432)	(3,323,443)	(9,580,996)	(6,510,663)

LOSS FROM DISCONTINUED OPERATIONS			5,658

NET LOSS	$(4,424,432)	$(3,323,443)	$(9,586,654)	$(6,510,663)

Other comprehensive income (loss):
Foreign currency translation adjustment		-	$(3,852)	$(546)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,424,432)	$(3,323,443)	$(9,590,506)	$(6,511,209)

NET LOSS PER SHARE:
Basic:	$(0.15)	$(0.14)	(.32)	$(0.27)

Diluted:	$(0.13)	$(0.15)	$(.29)	$(0.29)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	30,106,846	24,080,799	30,106,846	24,080,799
Diluted	33,466,846	22,180,799	33,466,846	22,180,799

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(9,586,654)	$(6,510,663)
Adjustments to reconcile net income to net cash(used in) operating activities:
Minority Interest	20,327	0
Depreciation and amortization	191,502	106,651
Stock issued for services	3,342,967	1,842,160
Stock issued for commissions	0	0
Stock issued for acquisition		991,200
Issuance of Warrants	0	(88,893)
Impairment of Intangible Assets
Changes in assets and liabilities:
Accounts receivable	(8,386)	(122,416)
Inventory	(5,775)
Accounts payable and accrued liabilities	568,485	1,321,566
Accrued compensation	(52,218)	102,829
Deposits	83,810	(67,054)
Other assets		29,285
Prepaid expenses	(22,114)	(126,883)
Net cash used in operating activities	(5,468,056)	(2,522,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(81,174)	(578,496)
Investment in Joint Venture		(220,374)
Goodwill		(1,521,200)
Net cash used in investing activities	(81,174)	(2,320,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans		(100,000)
Proceeds from notes payable-Affiliate	588,486
Proceeds from notes payable	2,409,738	1,007,671
Proceeds from investor loans	(341,442)
Proceeds from issuance of common stock	0	4,620,179
Net cash provided by financing activities	2,656,782	5,527,850

(DECREASE) INCREASE IN CASH	(2,892,448)	685,561
CASH, BEGINNING OF 1st QUARTER	551,183	32,703
CASH, END OF 2nd QUARTER	$(2,341,265)	$718,264

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

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

2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited Condensed Consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended December 31, 2006.

3. GOING CONCERN

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the six months ended June 30, 2007. During six months ended June 30, 2007 the Company incurred net loss of $9,586,654 and has cumulative losses of $52,503,027.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

On March 31, 2007, the Company ceased operations of its Asset Management business and decided to look for a merger opportunity.  The financial statements have been prepared to show the operations of the Asset Management business as discontinued for the years ended March 31, 2007.

This has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The results of operations of the Asset Management business for the current and prior periods have therefore been reported as discontinued operations.  Operating results for the Asset Management business are summarized as follows:

	For the Period ended March 31,
	2007	2006

Revenues	$6,264	0

Expenses
Operating	9,857

Depreciation	2,065

Total expense	11,922	0

Income (Loss) before income taxes	(5,658)	0

Other (Income)/Expense	0
(Gain)/Loss on Discontinued Operations	(5,658)	0
Income (Loss) from discontinued operations	$(5,658)	0

5. EQUITY

During six months ended June 30, 2007 and 2006:

Quarter Ended	Stock issued	Cash	Stock issued	Stock issued for
	for Cash	Received	for Services	Warrents Exercised
March 31, 2006	2,721,500	$2,683,260	158,000
June 30, 2006	-	-	-
Total Issued	2,721,500	$2,683,260	158,000	-

March 31, 2007	56,000	$56,000	1,197,000	-
June 30, 2007	-	-	827,000
Total Issued	56,000	$56,000	2,024,000	-

In the first quarter 2006, the Company issued 2,721,500 shares of common stock to 62 accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section4(2) and Section4(6) of the Securities Act and/or Rule 506 of Regulation D. t and in Section4(2) and Section4(6) of the Securities Act and/or Rule 506 of Regulation D.

During the first quarter of 2006, the Company issued 158,000 shares of common stock to service providers as consideration for services provided to the Company. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section4(2) and Section4(6) of the Securities Act and/or Rule 506 of Regulation D.

In the first quarter 2007, the Company issued 56,000   shares of common stock to accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section4(2) and Section4(6) of the Securities Act and/or Rule 506 of Regulation D. t and in Section4(2) and Section4(6) of the Securities Act and/or Rule 506 of Regulation D.

During the first quarter of 2007, the Company issued 1,094,286 shares of common stock to service providers as consideration for services provided to the Company. The fair market value of the stock was $2,575,753 which amount was expensed in General and Administrative costs. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

During the second quarter of 2007, the Company issued 827,000 shares of common stock for services and commissions as consideration for services provided to the Company. The fair market value of the stock was $1,344,900 which amount was expensed in General and Administrative costs.No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

All common shares issued for services were recorded as an expense in the Statement of Operations.  We recorded these shares at the market value of the stock on the date issued, there was no vesting schedule in the issuance of the common shares, and there were no terms of issuance the shares were fully vested at the issuance date.

There were no options granted in the end of the period of June 30, 2007 and all options previously granted have been cancelled due to the lack of executed option agreements.

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

	March 31, 2007	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2006	March 31, 2006
	As Originally	As	Effect of	As Originally	As	Effect of
Assets	Reported	Adjusted	Change	Reported	Adjusted	Change
Total Assets	$4,050,390	$1,460,579	$2,589,811	$-	$-	$-
Liabilities
Total Liabilitites	$8,112,584	$6,780,858	$1,331,726	$-	$-	$-
Stockholders' Equity
Accumulated deficit	$(20,133,104)	$(48,019,443)	$27,886,339	$-	$-	$-
Operating expenses	$2,300,280	$5,141,765	$(2,841,485)	$1,985,157	$3,279,319	$(1,294,162)
Other expenses	$63,023	$62,224	$799	$7,451	$7,450	$1
Net loss	$(2,320,616)	$(5,162,222)	$2,841,606	$(1,893,059)	$(3,187,220)	$1,294,161
Net loss per share	$(0.08)	$(0.18)	$0.10	$(0.12)	$(0.20)	$0.08
Statement of Cash Flows
Net loss	$(2,320,616)	$(5,162,222)	$2,841,606	$(1,893,059)	$(3,187,220)	$1,294,161
Net cash used in operating activities	$(1,534,587)	$(1,534,587)	$-	$(1,685,413)	$(2,086,834)	$401,421
Purchase of intangible assets	$(50,005)	$(50,005)	$-	$(406,598)	$(21,598)	$(385,000)
Net cash provided by financing activities	$1,204,291	$1,204,291	$-	$2,536,257	$2,552,678	$(16,421)
Cash - Beginning of Quarter	$551,183	$551,183	$-	$32,703	$32,703	$-
Cash - End of Quarter	$170,882	$170,882	$-	$476,949	$476,949	$-

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

The Company has incurred an accumulated deficit of approximately $52,503,027 as of June 30, 2007, and current liabilities exceeded current assets by approximately $7,502,544as of June 30, 2007. We cannot assure you that we will be successful in these fundraising activities.

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

Product Segments

Our product segments provide management with a comprehensive financial view of our key businesses. The segments provide a framework for the alignment of strategies and objectives across the development, sales, marketing, and services functions, and for the timely and rational allocation of development, sales, marketing, and services resources within businesses. The segments also help focus strategic planning efforts on key objectives and initiatives across our broad businesses. Our four product segments are: Asset Management, Medical Imaging, Nurse Recruitment and Training, and Medical Technology Transfer.

Medical Imaging:
Medical Imaging is the fastest growing segment of the domestic healthcare markets. We acquired Clarity Imaging which did not generate income in prior years. We expect this segment to grow at the same rate as the overall market.  Revenues of $76,446 for the six months ended June 30, 2007 decreased by $44,831 from revenues of $121,277 reported for the comparable six months of 2006.  Revenues in 2006 included revenues from the delivery of ESO pills along with consulting activities.  No ESO activity occurred for the two quarters ended June 2007; revenues were solely derived form consulting contracts.  The Operating Loss increased from $92,918 for the six months ended June 2006 to $413,616 for the six months ended June 2007.  The increase of $320,698 was due to the legal and accounting costs incurred in for the acquisition of ECash, Inc. and payments made for the acquisition of the ESO pill operation.

	Six Months Ended June 30,
	2007	2006	Net Change
Revenue	76,446	121,2779	(44,831)
Operating Loss	(413,616)	(92,918)	(320,698)

Nurse Recruitment and Training:
According to the American Hospital Association and the American Nursing Association, the U.S. is currently experiencing a shortage of qualified nurses. Revenues decreased to $39,900 for the six months ended June 2007 from $127,499 reported for the six months ended June 2006.  The decrease of $87,599 was solely due to fewer nurse placements and advance fees under contracts with hospitals for the delivery of nurses.  The operating loss increased by $32,045 to $37,206 for the first six months of 2007 from $5,161 reported for the first six months of 2006.  Although travel and other nurse recruitment costs decreased in the first six months of 2007, the lower revenue in 2007 was insufficient to cover the fixed operating costs.

	Six Months Ended June 30,
	2007	2006	Net Change
Revenue	39,900	127,499	(87,599))
Operating Loss	(37,206)	(5,161)	(32,045)

Medical Technology Transfer
The company’s Medical Technology Transfer segment includes all of the activities and expenses related to the identification and purchase of drugs and diagnostics for distribution and sale in Asia, primarily China. Minimal revenues have been recorded and the expenses to date relate to hiring of personnel, the establishment of organizations and the development of necessary business relationships in China.   Revenues totaled  $ 3,071 for the initial six months of 2007 compared to no revenues in 2006.   The Operating Loss increased from $$359,177 in 2006 to $931,077 for the six months ended June 2007 for a net change of $571,900.  The increase in operating loss is solely due to the increased number of company operations and personnel in China.

	Six Months Ended June 30,
	2007	2006	Net Change
Revenue	3,071		0
Operating Loss	(931,077))	(359,177	(571,900)

Corporate-Level Expenses

	Six Months Ended June 30,
	2007	2006	Net Change
Corporate Level Expenses	(8,204,755)	(6,053,406)	2,151,348)

Certain corporate-level expenses are not allocated to our segments. Those expenses primarily include corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and stock and warrants issued for compensation.

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

In April, 2006, Clarity acquired Advanced Capsule Endoscopy Services, LLC, an entity engaged in the business of providing esophageal pill camera examinations.  This has been a failed acquisition and all goodwill was impaired to reflect this matter. The subsequent revenue projections were far short of expectations at the time of purchase.  Accordingly, goodwill has been written down to reflect the reduced revenue.

In May and June 2006, we entered into a relationship with the Chinese University of Hong Kong (“CUHK”). Together, we and CUHK have formed Bridgetech Medical Technologies Research & Development Limited (“BMT R&D”) for the purpose of partnering to provide clinical trials services. We own 51% of BMT R&D, and CUHK owns 49%. In connection with the formation of BMT R&D, BMT R&D and CUHK entered into an agreement pursuant to which CUHK will facilitate BMT R&D’s access to experts, both inside and outside of CUHK, to CUHK’s facilities and employees and to CUHK’s network of collaborators in China, all for the purpose of conducting clinical trials. In return, BMT R&D will maintain adequate funding, establish an office in Hong Kong, introduce trials to “investigators” who will manage individual clinical trialsand perform other tasks.

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

On March 1, 2007, the Company entered into an Agreement and Plan of Merger, by and among ECash, Inc., a Delaware corporation (“Company”), ECSI Acquisition Corp., a Florida corporation (“Acquisition Corp.”), and Clarity Imaging International, a Texas corporation (“Clarity”). Clarity Imaging International, Inc. is a wholly-owned subsidiary of Bridgetech Holdings International, Inc., which is publicly traded under the symbol BTGH.PK. The closing of this transaction took place in June 2007 when there was a final delivery of stock and cash.  Reflecting the completion of this merger, the Company had 20,326,078 common shares outstanding as of June 30, 2007.  Bridgetech Holdings International, Inc. held 12,390,400 shares of the Company as of this date, which shares represented 61 percent of the Company’s outstanding shares.

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

CRO Services in China

As the demand for private healthcare increases, we believe that there will be an increasing need for clinical trials in China. These services are necessary to facilitate the testing and analysis required in the regulatory approval process in order for new products to be introduced into the China market, both from outside China and from within China. China has been working to increase the level of quality in its research and development facilitiesby, among other things, moving towards the adoption of the United States’ Good Laboratory Practice (“GLP”) guidelines (as set forth by the FDA).In January 2005, the country certified seven GLP compliant facilities, but the total in China is still less than 20.

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

Clarity will focus on a business that will be the development and management of medical imaging centers, these centers would be developed with Hospitals and Radiology Groups. Another major line of business will be the development of physician office based diagnostic services. Management anticipates that in late 2007 and the first quarters of 2008 Clarity will also be developing an Esophageal Capsule Endoscopy program. Esophageal capsule endoscopy is a diagnostic procedure that allows a physician to "look" into the esophagus or swallowing tube without the oral passage of an endoscope. This exam does not replace upper endoscopy to view the stomach and proximal small bowel.

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

Results of Operations

Revenues

Consolidated Revenues decreased to $125,682 for the six months ended June 2007 compared to revenues of $258,567 reported for the comparable period of 2006, a decrease of $132,885.  The majority of the decrease came from a reduction in nurse placement and training revenues at International Medlink. Revenues at Clarity Imaging were down by $44,831 to revenues of $76,446 in 2007 from $121,277 in the first six months of 2006 on the absence of ESA pill activity in 2007.

Cost of Goods Sold

Cost of Goods Sold decreased by $$30,508 to  $40,796 for the six months ended June 2007 from $71,304 recorded for the six months ended June 2006.  The decrease resulted form the decrease in revenue from the first six months of 2006 to the first six months of 2007.s

Cost of Goods Sold for the six months in 2007  was 33 percent of revenues. Cost of Goods Sold was 28 percent of revenues for the first six months of 2006.

General & Administrative

General and Administrative Costs totaled $9,332,204 for the six months ended June 30, 2007 compared to $4,980,400 for the six months ended June 2006. General and Administrative costs for the six months ended June 2007 included $3,920,653 of non-cash costs related to the issuance of common stock for services and commissions. The increase of $4,341,804 was primarily the result of an increase in parent company and Asian overhead costs which increased $3,882,385 and $502,803, respectively, between the two periods. The increases reflect an   increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters.

Depreciation

Depreciation and Amortization expense increased to $191,502 for the period ended June 2007 from $106,651 for the first six months of 2006. The increase is due to the purchase of new assets, including furniture, computer equipment and servers, and the telephone system at the Company’s corporate office in San Diego, and leasehold improvement costs both in the United States and Asia.

Interest Expense

Interest Expense increased to $161,525 for the six months ended June 2007 from$24,660 reported in the comparable six months of 2006.. Interest Expense in 2007 reflected interest on Promissory Notes with principal balances totaling $4,151,864, as well as loans from affiliates and employees totaling $799,063. Promissory Notes and loans from affiliates totaled $1,499,689 at June 30, 2006.

Discontinued Operations

Bridgetech discontinued operations in Retail Pilot (Asset Management) as there was no business continuity with our expanded business plan for the company.  Discontinued operations for March 31, 2007 were ($5,658) loss. On March 31, 2007, the Company ceased operations of its Asset Management business and decided to look for a merger opportunity.

Liquidity and Capital Resources

While our recent capital raising activities have provided sufficient working capital for approximately three months, we do not presently generate sufficient revenue to fund our operations and the planned development of our business. In order to sustain our current operations and develop our business plan, we will require funds for working capital.We are attempting to raise additional working capital through the sale of equity, debt or a combination of equity and debt. We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

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

b. Changes in Internal Control over Financial Reporting

During the Quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bridgetech is involved in various legal proceedings and claims as described in our Form 10-SB for the year ended December 31, 2006. No material developments occurred in any of these proceedings during the quarter ended June 30, 2007. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2007.

ITEM 5. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Bridgetech Holdings International, Inc.

Date: August 14, 2007	By: /s/ Michael Chermak
Michael Chermak
Chairman, President Chief Executive Officer (Principle Executive Officer)