Form 10QSB/A
period 2007-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2007-09-19
CIK 1344736

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
RESTATED

March 31, 2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$170,882
Accounts receivable net of allowance for bad debt	66,093
Inventory	278,743
Deposits	150,245
Prepaid Expenses	177,000
Total current assets	842,963

Property and equipment - net	617,616

TOTAL ASSETS	$1,460,579

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,622,677
Accrued compensation	757,743
Notes payable - affiliate	660,989
Notes payable - current	2,781,447
Total current liabilities	6,822,856

Total liabilities	6,822,856
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value: 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2007.
Common Stock, par value $.001, 50,000,000 shares authorized, 29,279,846 shares issued at March 31, 2007	29,280
Additional paid-in-capital	42,669,884
Accumulated deficit - Originally filed	(20,133,104)
Correction of an error	(27,928,337)
Accumulated deficit - Restated	(48,061,441)
Total stockholders' deficit	(5,362,277)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,460,579

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
RESTATED

	March 31,
	2007	2006

REVENUES:
Revenues	$39,906	$125,030

Cost of goods sold	15,100	25,481

Gross profit	24,806	99,549

OPERATING EXPENSES:
General and administrative	4,992,400	3,176,720
Research & Development		84,615
Depreciation and amortization	102,003	17,965
Total operating expenses	5,094,403	3,279,300

OPERATING LOSS	(5,069,597)	(3,179,751)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(1,048)	(417)
Interest expense	51,619	7,867
Total other expense	50,571	7,450

LOSS BEFORE DISCONTINUED OPERATIONS	(5,120,168)	(3,187,201)

LOSS FROM DISCONTINUED OPERATIONS	38,413

LOSS BEFORE INCOME TAXES	(5,158,581)	(3,187,201)

INCOME TAX (BENEFIT) PROVISION	800	-

NET LOSS	$(5,159,381)	$(3,187,201)

Other comprehensive (income) loss:
Foreign currency translation adjustment	2,840	58

TOTAL COMPREHENSIVE INCOME(LOSS)	$(5,162,221)	$(3,187,259)
NET LOSS PER SHARE:
Basic:	$(0.18)	$(0.20)

Diluted:	$(0.17)	$(0.18)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	29,279,846	15,632,619
Diluted	29,939,846	18,132,619

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
RESTATED

	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(5,162,221)	$(3,187,259)
Adjustments to reconcile net income to net cash (used in) operating activities:
Foreign currency translation	2,840	58
Depreciation and amortization	102,003	17,965
Stock issued for services	2,575,753	1,294,161
Issuance of Warrants	715,788
Changes in assets and liabilities:
Accounts receivable	(465)	(91,934)
Inventory	(3,763)
Accounts payable and accrued liabilities	333,190	66,092
Accrued compensation	(27,145)	63,891
Deposits	69,612	(67,054)
Other assets	-	28,183
Prepaid expenses	(139,467)	(210,879)
Net cash used in operating activities	(1,533,875)	(2,086,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(50,717)	(21,656)
Net cash used in investing activities	(50,717)	(21,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans	(341,442)	(230,582)
Proceeds from notes payable	1,489,733	100,000
Proceeds from issuance of common stock	56,000	2,683,260
Net cash provided by financing activities	1,204,291	2,552,678

(DECREASE) INCREASE IN CASH	(380,301)	444,246
CASH, BEGINNING OF QUARTER	551,183	32,703
CASH, END OF QUARTER	$170,882	$476,949

Supplemental Disclosures
Income Taxes	$800
Interest Paid	$19,336	$7,867

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

In June 2005, Bridgetech acquired 100% of Clarity. Clarity manages diagnostic imaging centers in Texas.

In June 2005, Bridgetech entered into an agreement with Amcare Labs International, Inc., an affiliate of Johns Hopkins International Medical Laboratories (“Amcare”).  Under this arrangement, the Company and Amcare intended to operate a Clinical Research Organization and laboratory in China.  Bridgetech owns 67% of Amcare.  The Amcare transaction was never implemented and the corporate entity was abandoned. On April 5, 2007 the Company entered into a termination agreement with Amcare under which all obligations of the agreement for both parties were terminated and the agreement was dissolved. The contract contemplated the forming of new agreement which better suited the implementation of the proposed operations.  However, the new agreement were never completed because, upon subsequent review, the Company determined that the proposed agreement would not be economically viable. The Company has no further obligations under the termination agreement.

 In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT R&D”), in conjunction with the Chinese University of Hong Kong for the purpose of providing clinical trials services. We own 51% of BMT R&D, and CUHK owns 49%. Under our Shareholders’ Agreement with CUHK, we are the sole funding source for BMT R&D. We have provided funds of HK$3,000,000 through the year end of 2006, and are obligated to invest an additional HK$5,500,000 over three years, with no adjustment to our percentage ownership in BMT R&D. In addition, if the Board of Directors of BMT R&D unanimously determines that BMT R&D requires additional financing, we are required to make an interest-free loan to BMT R&D. The Board of Directors of BMT R&D has seven members, of which we appoint four and CUHK appoints three. In connection with the formation of BMT R&D, BMT R&D and CUHK entered into an agreement pursuant to which CUHK will facilitate BMT R&D’s access to experts, both inside and outside of CUHK, to CUHK’s facilities and employees and to CUHK’s network of collaborators in China, all for the purpose of conducting clinical trials. In return, BMT R&D will maintain adequate funding, establish an office in Hong Kong, introduce trials to “investigators” who will manage individual clinical trials and perform other tasks.  Bridgetech’s initial funding of $50,000 USD was invested for a 51% interest in BMT.  CUHK is not required and has not contributed any tangible assets to BMT to obtain its 49% ownership interest.  To date BMT R & D is operating and providing diagnostic testing services in Hong Kong and is in the process of applying to register drugs and devices with the SFDA.

Bridgetech has been the sole funding source of BMT and CUHK has never contributed any tangible assets to BMT to obtain its 49% ownership interest.  CUHK minority interest investment represents 49% of the $50,000 ownership in BMT.  Bridgetech invested $50,000 for a 51% ownership interest in BMT and Bridgetech is obligated to fund additional financing over a three-year period.  The financial statements of BMT R&D have been consolidated into the Company’s financial statements.  In December 31, 2006 the consolidated loss was reduced by the absorption of the minority interest of BMT.

Acquired Interest in BMT	$50,000
CUHK Minority 49% Interest	24,500
Bridgetech 51% Interest	25,500

Since December 31, 2006, there will is no minority interest reduction and the net loss of BMT will be fully consolidated in the consolidated financial statements of Bridgetech until BMT generates net income from the operations of BMT.

2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited Condensed Consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-SB and Annual Report for the fiscal year ended December 31, 2006.

3. GOING CONCERN

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company incurred a net loss of ($5,162,221) and has cumulative losses of ($48,061,441).  Further the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

4.  DISCONTINUED OPERATIONS

The Company discontinued operations of Retail Pilot as of January 1, 2007.

5. EQUITY

During three months ended March 31, 2007 and 2006:

Quarter Ended	Stock issued	Cash Received	Stock issued	Stock issued for
	for Cash		for Services	Warrants Exercised
March 31, 2006	2,721,500	$2,662,459	158,000

Total Issued	2,721,500	$2,662,459	158,000	-

March 31, 2007	56,000	$56,000	1,094,286	-

Total Issued	56,000	$56,000	1,094,286	-

In the first quarter 2006, the Company issued 2,721,500 shares of common stock to 45 accredited investors for $2,667,459 in cash of $.98 per share.  No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. t and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

6. CORRECTION OF AN ERROR

The correction of errors in the first quarter 2006 from the first quarter 2006 results previously filed total an increased loss of ($1,294,200).  The net loss previously reported for the first quarter of 2006 was ($1,893,059), compared to a current loss of ($3,187,259).  The recognition of the expense related to the issuance of 200,000 warrants to the Company’s Directors on February 10, 2006, valued using the Black-Scholes method, and represented $677,942 of this total change.  The Company revalued 158,000 shares of common stock granted to service providers to fair market value on the dates of issuance.  This resulted in an additional equity consulting expense of $616,200. A foreign exchange rate change of $58 was reported.

The correction of errors in the first quarter 2007 from the results previously reported for this first quarter total ($2,841,605).  The net loss previously reported was ($2,320,616), compared to a loss of ($5,162,221) currently reported. The Company revalued 1,094,286 shares of common stock granted to service providers and employees to fair market value on the dates of issuance.  This resulted in an additional compensation expense of $2,204,728. In addition, the recognition of the expense related to the issuance of 660,000 warrants issued in conjunction with the Pinot note in January, valued using the Black-Scholes method, resulted in an additional expense of $715,787. These were partially offset by a reduction in amortization expense in the first quarter totaling ($81,750) due to the absence of intangibles that were written off in 2006. The balance of the correction of $2,840 was the recognition of a foreign exchange loss and an adjustment to gross profit.

	March 31, 2007	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2006	March 31, 2006
	As Originally	As	Effect of	As Originally	As	Effect of
Assets	Reported	Adjusted	Change	Reported	Adjusted	Change
Total Assets	$4,050,390	$1,460,579	$2,589,811	$-	$-	$-
Liabilities
Total Liabilitites	$8,112,584	$6,822,856	$1,289,728	$-	$-	$-
Stockholders' Equity
Accumulated deficit	$(20,133,104)	$(48,061,441)	$(27,928,337)	$-	$-	$-
Operating expenses	$2,300,280	$5,094,403	$(2,794,123)	$1,985,157	$3,279,300	$(1,294,143)
Other expenses	$63,023	$50,571	$12,452	$7,451	$7,450	$1
Net loss	$(2,320,616)	$(5,162,221)	$(2,841,605)	$(1,893,059)	$(3,187,259)	$(1,294,200)
Net loss per share	$(0.08)	$(0.18)	$(0.10)	$(0.12)	$(0.20)	$(0.08)
Statement of Cash Flows
Net loss	$(2,320,616)	$(5,162,221)	$(2,841,605)	$(1,893,059)	$(3,187,259)	$(1,294,200)
Net cash used in operating activities	$(1,534,587)	$(1,533,875)	$712	$(1,685,413)	$(2,086,776)	$(401,363)
Net cash used in investing activities	$(50,005)	$(50,717)	$(712)	$(406,598)	$(21,656)	$384,942
Net cash provided by financing activities	$1,204,291	$1,204,291	$-	$2,536,257	$2,552,678	$16,421
Cash - Beginning of Quarter	$551,183	$551,183	$-	$32,703	$32,703	$-
Cash - End of Quarter	$170,882	$170,882	$-	$476,949	$476,949	$-

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-SB for the year ended December 31, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

The Company has incurred an accumulated deficit of approximately ($48,061,441) as of March 31, 2007, and current liabilities exceeded current assets by approximately $5,979,893 as of March 31, 2007. We cannot assure you that we will be successful in these fundraising activities.

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

Product Segments

Our product segments provide management with a comprehensive financial view of our key businesses. The segments provide a framework for the alignment of strategies and objectives across the development, sales, marketing, and services functions, and for the timely and rational allocation of development, sales, marketing, and services resources within businesses. The segments also help focus strategic planning efforts on key objectives and initiatives across our broad businesses. Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. Our four product segments are: Asset Management, Medical Imaging, Nurse Recruitment and Training, and Medical Technology Transfer.

Medical Imaging:
Medical Imaging is the fastest growing segment of the domestic healthcare markets. We acquired Clarity Imaging which did not generate income in prior years. We expect this segment to grow at the same rate as the overall market.  Revenues of $23,981 for the three~~six~~ months ended March 31, 2007 decreased by $12,246 from revenues of $36,227 reported for the comparable three months of 2006.  Revenues in 2006 included revenues from the delivery of ESO pills along with consulting activities.  No ESO activity occurred in the first quarter of 2007; revenues were solely derived from consulting contracts.  This segment reported an Operating Profit of $14,360for the three~~six~~ months ended March 2007, compared to an Operating Loss of $52,618 for the three months ended March 2006.  The increase of $66,978 reflects a reduction in operating costs in 2007, coupled with a favorable inventory adjustment.

	2007	2006	Net Change
Revenue	23,981	36,227	(12,246)
Operating Profit/(Loss)	14,360	(52,618)	66,978

Nurse Recruitment and Training:
According to the American Hospital Association and the American Nursing Association, the U.S. is currently experiencing a shortage of qualified nurses. Revenues decreased to $14,900 for the three months ended March  2007 from $77,083 reported for the three months ended March 2006.  The decrease of $62,183 was solely due to fewer nurse placements and advance fees under contracts with hospitals for the delivery of nurses.  The operating loss increased by $39,371 to $19,896 for the first three months of 2007 from an Operating Profit of $19,475 reported for the first three months of 2006.  Although travel and other nurse recruitment costs decreased in the first six months of 2007, the lower revenue in 2007 was insufficient to cover the fixed operating costs.

	2007	2006	Net Change
Revenue	14,900	77,083	(62,183)
Operating Profit/(Loss)	(19,896)	19,475	(39,371)

Medical Technology Transfer
The company’s Medical Technology Transfer segment includes all of the activities and expenses related to the identification and purchase of drugs and diagnostics for distribution and sale in Asia, primarily China. Minimal revenues have been recorded and the expenses to date relate to hiring of personnel, the establishment of organizations and the development of necessary business relationships in China.   Revenues totaled  $ 1,024 for the initial threemonths of 2007 compared to no revenues in 2006.   The Operating Loss increased from $153,587 in 2006 to $463,792 for the three months ended March 2007 for a net change of $310,205.  The increase in operating loss is solely due to the increased number of company operations and personnel in China.

	2007	2006	Net Change
Revenue	1,024	0	1,024
Operating Loss	(463,792)	(153,587)	(310,205)

Corporate-Level Expenses

	2007	2006	Net Change
Corporate Level Expenses	(4,692,893)	(3,000,529)	(1,692,364)

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

In April 2005, we entered into a non-binding agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased an exclusive license to develop, improve, use and sell four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Chen, the President of Latitude Pharmaceuticals, Inc developed and owns all rights to these formulations. . In exchange, we paid Dr. Chen $500,000 upon execution of our agreement with him, and we  agreed that, on the  one-year anniversary of the execution of the agreement on April 29, 2007, we would either pay him $1,000,000 or issue 335,000 shares of our common stock to him, at Dr. Chen’s sole discretion.. On April 19, 2007, both the Company and Dr. Chen reached a written agreement for payment of this $1,000,000  on a four-month schedule with interest at 8 percent per annum, commencing with payments in May through August 2007. The Company has not made any of these payments and is continuing to negotiate with Dr. Chen on the payment schedule.  All of the costs incurred related to the Agreement with Latitude Pharmaceuticals have been recorded as Research and Development Expenses.

In April, 2006, Clarity compensated the services of two individuals engaged in the marketing and distribution of gastro-intestinal endoscopy products and services. The individuals were primarily engaged in the business of providing esophageal pill camera examinations, under the name Advanced Capsule Endoscopy Services, LLC (ACES).

In May and June 2006, we entered into a relationship with the Chinese University of Hong Kong (“CUHK”). Together, we and CUHK have formed Bridgetech Medical Technologies Research & Development Limited (“BMT R&D”) for the purpose of partnering to provide clinical trials services. We own 51% of BMT R&D, and CUHK owns 49%. In connection with the formation of BMT R&D, BMT R&D and CUHK entered into an agreement pursuant to which CUHK will facilitate BMT R&D’s access to experts, both inside and outside of CUHK, to CUHK’s facilities and employees and to CUHK’s network of collaborators in China, all for the purpose of conducting clinical trials. In return, BMT R&D will maintain adequate funding, establish an office in Hong Kong, introduce trials to “investigators” who will manage individual clinical trials and perform other tasks. The financial statement results of BMT R&D are fully consolidated losses, and Bridgetech is the sole responsible party for funding of all BMT R&D activities.

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

Merger

On March 1, 2007, the Company entered into an agreement and plan of Merger, by and among E Cash, Inc. a Delaware Corporation (“Company”), ECSI Acquisition Corp., a Florida Corporation (“Acquisition Corp.”) and Clarity Imaging international, a Texas Corporation (“Clarity”). Clarity specializes in the packaging and delivery of diagnostic services and other innovative and highly leveragable health care technologies and or services. As part of the plan of merger, the Company will change its name to ClarityMD, Inc.  The Merger agreement was finalized on June 1, 2007, whereby all the officers and directors of the Company resigned and the officers of Clarity were appointed.  For accounting purposes, the merger will be treated as a reverse merger and the historical financial statements of Clarity will become the historical financial statements of the Company.  At the closing on June 1, 2007 the Company issued 20,326,028 shares of its common stock in exchange for Clarity’s common stock.  It additionally cancelled 21,116,000 of previously issued stock of prior mergers.

Condensed pro forma unaudited condensed financial statement as at March 31, 2007 is herein provided:

BALANCE SHEET

ASSETS

Current assets	$226,552
Non-current assets	51,991

Total assets	$278,543

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities	$148,104
Non-current liabilities to affiliates	108,823
Shareholders’ equity	21,616

Total liabilities from Shareholders’ Equity	$278,543

STATEMENT OF OPERATIONS

Revenue	$847,633
Cost of Goods Sold	466,198
Expenses	402,813
Net loss	$(21,378)

Net loss per share	$(.02)

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

Results of Operations

Revenues

Consolidated Revenues decreased to $39,906 in March 31, 2007 from $125,030 reported in 2006, a decrease of $85,124. The majority of the decrease came from reduction of sales in Clarity Imaging International Inc.  Although we had a fully operational 1st quarter in March 31, 2007 of International MedLink, the company was focusing on restructuring the operations in Clarity.

The decrease in revenues in March 31, 2007 from 2006 of $85,124 from the remaining subsidiaries was partially offset by the decline in revenues from Retail Pilot and its Shop Guard USA which we have discontinued operations and the reduction of sales in Clarity Imaging International Inc. due to corporate restructuring.  The closure of these operations in early 2007 and late 2006, it became apparent that the activities and products of these two subsidiaries were not compatible with the business objectives of transferring medical knowledge and products to China and other International locations.

Cost of Goods Sold

Cost of Goods Sold decreased to $15,100 in March 31, 2007 as compared to $25,481 in 2006. Cost of Goods Sold in 2007 primarily represented costs incurred for training and placement of nurses and the generation of consulting revenues at Clarity Imaging International, Inc.  In 2006, cost of sales included a write-off of inventory at Retail Pilot, Shop Guard, and HealthCare Pilot and at Bridgetech, in the anticipated closure of the operations at Retail Pilot and Healthcare Pilot.

General & Administrative

General and Administrative Costs totaled $4,992,400 in March 31, 2007, compared to $3,176,720 in March 31, 2006. The increase of $1,815,680 is primarily the result of an increase in parent company overhead costs. Due to an increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters.

Depreciation

Depreciation and Amortization expense increased to $102,003 in March 31, 2007 from $17,965 in March 31, 2006. Depreciation and Amortization increased due to the purchase of various licensing agreement that are being amortized over 10 years.  These licensing agreements allow the use to use specialized drug that have been previous developed through our business relationships We have additional costs associated with the new corporate office in San Diego, including leasehold improvements, furniture, computer equipment and servers, and the telephone system.

Interest Expense

Interest Expense increased to $51,619 in March 31, 2007 compared to $7,867 in March 31,2006. Interest Expense in 2007 reflected interest on three Promissory Notes with principal balances totaling $1,700,000 as of March 31, 2007 and December 31, 2006, along with loans from employees. Interest cost in 2006 related solely to a loan from an officer to Retail Pilot to support the formation and start-up of that operation. There were no Notes to third parties outstanding as of March 31, 2006.

Discontinued Operations

Bridgetech discontinued operations in Retail Pilot (Asset Management) as there was no business continuity with our expanded business plan for the company.

On January 1, 2007, the Company ceased operations of its Asset Management business and decided to look for a merger opportunity.  The financial statements have been prepared to show the operations of the Asset Management business as discontinued as of this date. The Company reported a loss of $38,413 from discontinued operations for the quarter ended March 31, 2007.

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

	For the Year ended March 31,
	2007	2006

Revenues	$6,264	$11,720

Expenses
Operating	42,612	246,616

Depreciation	2,065	1,676

Total expense	44,677	248,292

Income (Loss) before income taxes	(38,413)	(236,572)

Other (Income)/Expense	0	7,818
	(38,413)	0
Gain-/(Loss) on Discontinued Operations
Income (Loss) from discontinued operations	$(38,413)	$(244,390)

Bridgetech owns 72.9% of Ecash known as Clarity

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

The three notes outstanding as of December 31, 2006, included a promissory note in the amount of $500,000 from Richard Propper, due on October 26, 2006 at 8% interest rate, which note is in default. The note with was in default on December 31, 2006 and the Company accrued $66,488 as an estimated liability to compensate Mr. Propper for this default.  The promissory note was extended to August 31, 2007 and is again in default.

In addition, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note, which is due on April 14, 2007 and was extended to November 13, 2007. Skyway Development was issued 600,000 common shares in accordance with their agreement. And an additional 100,000 common stock was issued for the extension of the note. Skyway was also issued 600,000 warrants, as additional consideration for this note, at a conversion price of $1.50 per share.  The warrants will expire in two years on November 14, 2008.

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

At March 31, 2007, the Company had cash available of $170,882. Assuming no further capital is raised and no cash from revenues is received, we currently believe that we can satisfy our obligations through approximately March 31, 2007.

            Our agreement with MD Anderson required a one-time documentation fee of $50,000, paid in 2005, and payment of annual maintenance fees for three years (2006 to 2008), regardless of whether we sell any of the products that we license from MD Anderson: $50,000 in November 2006, $75,000 in November 2007 and $90,000 in November  2008.  The milestone fees, which are contingent depending on the success of the following activities, included the payment of $50,000 upon receipt of regulatory approval of a licensed product for human diagnostic use in the United States and  $70,000 upon regulatory approval of a licensed product for human diagnostic use in any country other than the United States. In addition, we have a contingent obligation to pay royalties of $100,000 per year following the first sale of a licensed product and 5% of net sales attributable to licensed products. Anderson will have the right to terminate the agreement if we have not made a sale of a licensed product by October 2008

Finally, our agreement with Latitude Pharmaceuticals, Inc included payments totaling $1,500,000, of which $500,000 was made in May 2006. Under the terms of the Agreement, the Company acquired the exclusive distribution rights to four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Andrew Chen, the President of Latitude Pharmaceuticals, Inc., developed and owns all rights to these formulations. The contract required that we pay Latitude Pharmaceuticals, Inc. $1,000,000 in April 2007, with such amount to be paid in either cash or by the issuance of 335,000 shares of our common stock, at the discretion of the company’s President, Dr. Chen. All of the costs incurred related to the Agreement with Latitude Pharmaceuticals have been recorded as Research and Development Expenses.

 On April 19, 2007, the Company and Dr. Chen reached a written agreement for the payment of this $1,000,000 on a four-month schedule with interest at 8 percent per annum, commencing with payments in May through August 2007. No payments have been made on this $1,000,000 obligation and the Company and Dr. Chen are continuing negotiations regarding a payment schedule.

In addition, the Contract calls for four future payments of $250,000, each of which is contingent upon the regulatory approval of four successive drugs, with the final payment due no later than March 2010

ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were not effective due to material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes and information technology security protocols.

As disclosed in the Company’s Form 10-SB for the year ended December 31, 2006, both the Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness.  The primary concern was the adequacy of review of supporting information that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect or inadequate.  These inaccuracies were not detected by the control procedures o management reviewing the schedules and supporting doc7umentaon, resulting in errors appearing on the financial statements and subsequent detection in the audit.  The other are of concern was the inadequate segregation of duties among the administrative staff.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.  The Company is currently revising its allocation of responsibilities in order to assure the implementation of proper controls and procedures.

b. Changes in Internal Controls over Financial Reporting

There have been no material changes in our internal controls over financial reporting or in other factors that could materially effect, or reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2007.  (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Registrant Date: September 18, 2007	Bridgetech Holdings International, Inc. By: /s/ Michael Chermak
Michael Chermak
Chairman, President Chief Executive Officer (Principle Executive Officer)