Form 10QSB/A
period 2007-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2007-09-20
CIK 1344736

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-QSB/A
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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

June 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$446,564
Accounts receivable net of allowance for bad debt	74,014
Inventory	280,755
Deposits	136,047
Prepaid expenses

Prepaid Expenses	59,646
Total current assets	997,026

Property and equipment - net	560,949

TOTAL ASSETS	$1,557,975

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,791,474
Accrued compensation	732,670
Notes payable - affiliate	769,063
Notes payable - current	4,181,864
Total current liabilities	8,475,071
Investor loans

Minority Interest	20,325

Total liabilities	8,495,396
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:

Series A 8% cumulative convertible preferred stock, $.000001par value: 5,000,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2007.	-
Common Stock, par value $.001, 50,000,000 shares authorized, 30,106,846 shares issued at June 30, 2007	30,107
Additional paid-in-capital	45,508,998
Accumulated deficit	(52,476,526)
Total stockholders' deficit	(6,937,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,557,975
-

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended JUNE 30,		Six Months Ended JUNE 30,
	2007	2006	2007	2006
REVENUES:
Revenues	$79,512	$133,538	$119,418	$258,568

Cost of goods sold	36,393	$57,823	51,493	83,304

Gross profit	43,119	75,715	67,925	175,264

OPERATING EXPENSES:
General and administrative	4,216,591	1,707,033	9,208,992	4,968,386
Research & Development		1,500,000		1,584,615
Depreciation and amortization	89,961	88,684	191,963	106,650
Total operating expenses	4,306,552	3,295,717	9,400,955	6,659,651

OPERATING LOSS	(4,263,433)	(3,220,002)	(9,333,030)	(6,484,387)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(4,385)	417	(5,433)
Interest expense	100,840	16,793	152,459	24,660
Total other expense	96,455	17,210	147,026	24,660

LOSS BEFORE DISCONTINUED OPERATIONS	(4,359,888)	(3,237,212)	(9,480,056)	(6,509,047)

LOSS FROM DISCONTINUED OPERATIONS			38,413

LOSS BEFORE INCOME TAXES	(4,359,888)	(3,237,212)	(9,518,469)	(6,509,047)

INCOME TAX (BENEFIT) PROVISION	(250)	1,600	550	$1,600

NET LOSS	$(4,359,638)	$(3,238,812)	$(9,519,019)	$(6,510,647)

Other comprehensive (income) loss:
Foreign currency translation adjustment	$149	(58)	$2,989

TOTAL COMPREHENSIVE (INCOME) LOSS	$(4,359,787)	$(3,238,754)	$(9,522,008)	$(6,510,647)

NET LOSS PER SHARE:
Basic:	$(0.14)	$(0.13)	$(0.32)	$(0.27)

Diluted:	$(0.12)	$(0.15)	$(0.27)	$(0.29)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	30,106,846	24,080,799	30,106,846	24,080,799
Diluted	35,506,846	22,180,799	35,506,846	22,180,799

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(9,522,008)	$(6,510,647)
Adjustments to reconcile net income to net cash (used in) operating activities:
Minority Interest	(20,325)	0
Foreign currency translation	2,989	0
Depreciation and amortization	191,963	106,650
Stock issued for services	3,401,653	1,842,160
Stock issued for commissions	619,000	0
Stock issued for acquisition		991,200
Issuance of Warrants	2,110,829	(88,893)
Changes in assets and liabilities:
Accounts receivable	(8,386)	(122,416)
Inventory	(5,775)
Accounts payable and accrued liabilities	501,986	1,321,551
Accrued compensation	(52,218)	102,829
Deposits	83,810	(67,054)
Other assets		29,285
Prepaid expenses	(22,114)	(126,883)
Net cash used in operating activities	(2,718,596)	(2,522,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(98,805)	(612,065)

Investment in Joint Venture		(220,374)
Goodwill		(1,521,200)
Net cash used in investing activities	(98,805)	(2,353,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans		(100,000)
Proceeds from notes payable-Affiliate	217,044	33,569
Proceeds from notes payable	2,439,738	1,007,671

Proceeds from issuance of common stock	56,000	4,620,179
Net cash provided by financing activities	2,712,782	5,561,419

(DECREASE) INCREASE IN CASH	(104,619)	685,561
CASH, BEGINNING OF 1st QUARTER	551,183	32,703
CASH, END OF 2nd QUARTER	$446,564	$718,264

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

3. GOING CONCERN

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the six months ended June 30, 2007. During six months ended June 30, 2007 the Company incurred net loss of $9,522,008 and has cumulative losses of $52,476,526.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

4.  Discontinued Operations

Bridgetech discontinued operations in Retail Pilot (Asset Management) as there was no business continuity with our expanded business plan for the company.  Discontinued operations for the three months ended March  31,2007 were $38,413.

On January 1, 2007, the Company ceased operations of its Asset Management business and decided to look for a merger opportunity.  The financial statements have been prepared to show the operations of the Asset Management business as discontinued for the period ended March 31, 2007.

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

	For the Period ended March 31,
	2007	2006

Revenues	$6,264	9,792

Expenses
Operating	42,612	344,145

Depreciation	2,065	3,352

Total expense	44,677	347,497

Income (Loss) before income taxes	(38,413)	(337,705)

Other (Income)/Expense	0	5,762
Gain/(Loss) on Discontinued Operations	(38,413)	(343,467)
Income (Loss) from discontinued operations	$(38,413)	(343,467)

5. EQUITY

During six months ended June 30, 2007 and 2006:

Quarter Ended	Stock issued	Cash	Stock issued	Stock issued for
	for Cash	Received	for Services	Warrents Exercised
March 31, 2006	2,721,500	$2,667,459	158,000
June 30, 2006	2,042,250	1,936,919	457,000
Total Issued	4,763,750	$4,604,378	615,000	-

March 31, 2007	56,000	$56,000	1,094,286	-
June 30, 2007	-	-	827,000
Total Issued	56,000	$56,000	1,921,286	-

In the first quarter of 2006, the Company issued 2,721,500 shares of common stock to 62 accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. t and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

In the second quarter of 2006, the Company issued 2,042,250 shares of common stock to 35 accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. t and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

During the second quarter of 2006, the Company issued 457,000 shares of common stock to service providers as consideration for services provided to the Company. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

In the first quarter of 2007, the Company issued 56,000   shares of common stock to accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. t and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

During the second quarter of 2007, the Company issued 827,000 shares of common stock to service providers as consideration for services provided to the Company. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

During the second quarter of 2007, the Company issued 600,000 shares of common stock as commission expense in conjunction with the issuance of convertible securities to three lenders to the Company. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

All common shares issued for services and commissions were recorded as an expense in the Statement of Operations.  We recorded these shares at the market value of the stock on the date issued, there was no vesting schedule in the issuance of the common shares, and there were no terms of issuance the shares were fully vested at the issuance date.

There were no options granted in the end of the period of June 30, 2007 and all options previously granted have been cancelled due to the lack of executed option agreements.

6. CORRECTION OF AN ERROR

The correction of errors in the six months ended June 30,  2006 from the six month 2006 results previously filed total a decreased loss of ($562).  The net loss previously reported for the six months of 2006 was ($6,511,209), compared to a current loss of ($6,510,647).  This was the recognition of a  foreign exchange gain of $562.

The correction of errors in the six months ended June 30, 2007 from the six months ended June 30,2006 results previously filed total a reduced loss of ($68,498). The reduced loss was due to the reversal of  an accrued expense of $66,488  related to  the Propper convertible note. The note was in default at December 31, 2006 and the Company accrued $ 66,488 as an estimated liability to compensate Mr.Propper for this default at year end 2006.  As a result, a similar accrual made in 2007 was reversed. The balance of $2,010 was the recognition of foreign exchange gain.

Assets	June 30, 2007 As Originally Reported	June 30, 2007 As Adjusted	June 30, 2007 Effect of Change	June 30, 2006 As Originally Reported	June 30, 2006 As Adjusted	June 30, 2006 Effect of Change
Total Assets	$1,557,976	$1,557,975	$(1)	$-	$-	$-
Liabilities
Total Liabilitites	$8,519,898	$8,495,396	$(24,502)	$-	$-	$-
Stockholders' Equity
Accumulated deficit	$(52,503,027)	$(52,476,526)	$26,501	$-	$-	$-
Operating expenses	$9,513,706	$9,400,955	$112,751	$6,671,666	$6,659,651	$12,015
Other expenses	$151,626	$147,026	$4,600	$24,660	$24,660	$-
Net loss	$(9,590,506)	$(9,522,008)	$68,498	$(6,511,209)	$(6,510,647)	$562
Net loss per share	$(0.32)	$(0.32)	$-	$(0.27)	$(0.27)	$-
Statement of Cash Flows
Net loss	$(9,590,506)	$(9,522,008)	$68,498	$(6,511,209)	$(6,510,647)	$562
Net cash used in operating activities	$(5,468,056)	$(2,718,596)	$2,749,460	$(2,522,219)	$(2,522,219)	$-
Net cash used in investing activities	$(81,174)	$(98,805)	$(17,631)	$(2,320,070)	$(2,353,639)	$(33,569)
Net cash provided by financing activities	$2,656,782	$2,712,782	$56,000	$5,527,850	$5,561,419	$33,569
Cash - Beginning of 1st Quarter	$551,183	$551,183	$-	$32,703	$32,703	$-
Cash - End of 2nd Quarter	$446,564	$446,564	$-	$718,264	$718,264	$-

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

The Company has incurred an accumulated deficit of approximately $52,476,526 as of June 30, 2007, and current liabilities exceeded current assets by approximately $7,478,045 as of June 30, 2007. We cannot assure you that we will be successful in these fundraising activities.

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

	Six Months Ended June 30,
	2007	2006	Net Change
Revenue	76,446	121,277	(44,831)
Operating Loss	(413,616)	(92,918)	(320,698)

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

Medical Technology Transfer
The company’s Medical Technology Transfer segment includes all of the activities and expenses related to the identification and purchase of drugs and diagnostics for distribution and sale in Asia, primarily China. Minimal revenues have been recorded and the expenses to date relate to hiring of personnel, the establishment of organizations and the development of necessary business relationships in China.   Revenues totaled  $ 3,071 for the initial six months of 2007 compared to no revenues in 2006.   The Operating Loss increased from $$359,177 in 2006 to $930,546 for the six months ended June 2007 for a net change of $571,369.  The increase in operating loss is solely due to the increased number of company operations and personnel in China.

	Six Months Ended June 30,
	2007	2006	Net Change
Revenue	3,071		0
Operating Loss	(930,546))	(359,177	(571,369)

Corporate-Level Expenses

	Six Months Ended June 30,
	2007	2006	Net Change
Corporate Level Expenses	(8,140,640)	(6,053,391)	2,087,248)

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

In April 2006, we entered into a non-binding agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased exclusive distribution rights for four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Andrew Chen, the President of Latitude Pharmaceuticals, Inc., developed and owns all rights to these formulations. In exchange, we paid Dr. Chen $500,000 upon execution of our agreement with him, and we  agreed that, on the  one-year anniversary of the execution of the agreement on April 29, 2007, we would either pay him $1,000,000 or issue 335,000 shares of our common stock to him, at Dr. Chen’s sole discretion.. On April 19, 2007, both the Company and Mr. Chen reached a written agreement for payment of this $1,000,000  on a four-month schedule with interest at 8 percent per annum, commencing with payments in May through August 2007. The Company has not  made any of these payments and is currently negotiating with Dr. Chen on an extended repayment schedule.   All of the costs incurred related to the Agreement with Latitude Pharmaceuticals have been recorded as Research and Development Expenses.

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

In May and June 2006, we entered into a relationship with the Chinese University of Hong Kong (“CUHK”). Together, we and CUHK have formed Bridgetech Medical Technologies Research & Development Limited (“BMT R&D”) which operates for the purpose of  providing clinical trials services. We own 51% of BMT R&D, and CUHK owns 49%. In connection with the formation of BMT R&D, BMT R&D and CUHK entered into an agreement pursuant to which CUHK will facilitate BMT R&D’s access to experts, both inside and outside of CUHK, to CUHK’s facilities and employees and to CUHK’s network of collaborators in China, all for the purpose of conducting clinical trials. In return, BMT R&D will maintain adequate funding, establish an office in Hong Kong, introduce trials to “investigators” who will manage individual clinical trials and perform other tasks. Since the formation in May 2006, Bridgetech has financed 100% of BMT R&D and has responsibility for all of the future financing. . No other parities have provided any financing for this venture. The financial statements of BMT R&D have been fully consolidated into the Company’s financial statements.

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

Results of Operations

Revenues

Consolidated Revenues decreased to $119,418 for the six months ended June 2007 compared to revenues of $258,568 reported for the comparable period of 2006, a decrease of $139,150.  The majority of the decrease came from a reduction in nurse placement and training revenues at International Medlink. Revenues at Clarity Imaging were down by $44,831 to revenues of $76,446 in 2007 from $121,277 in the first six months of 2006 on the absence of ESA pill activity in 2007.

Cost of Goods Sold

Cost of Goods Sold decreased by $31,811 to $51,493 for the six months ended June 2007 from $83,304 recorded for the six months ended June 2006.  The decrease resulted from the decrease in revenue from the first six months of 2006 to the first six months of 2007.

Cost of Goods Sold for the six months in 2007 was 43% of revenues and in 2006 were 32% of revenues.

General & Administrative

General and Administrative Costs totaled $9,208,992 for the six months ended June 30, 2007 compared to $4,968,386 for the six months ended June 2006. The increase of $4,240,606 was primarily the result of an increase in parent company and Asian overhead costs which increased $3,882,385 and $502,803, respectively, between the two periods. The majority of the increase in the parent company reflects expenses related to the issuance of common shares for services and commissions which totaled $4,020,653 for the six months ended June 2007 compared to $1,842,160 for the comparable six months of 2006. The balance of the increase reflects an increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters.

Depreciation

Depreciation and Amortization expense increased to $191,963 for the period ended June 2007 from $106,650 for the first six months of 2006. The increase is due to the purchase of new assets, including furniture, computer equipment and servers, and the telephone system at the Company’s corporate office in San Diego, and leasehold improvement costs both in the United States and Asia.

Interest Expense

Interest Expense increased to $152,459 for the six months ended June 2007 from $24,660 reported in the comparable six months of 2006.. Interest Expense in 2007 reflected interest on Promissory Notes with principal balances totaling $4,151,864, as well as loans from affiliates and employees totaling $799,063. Promissory Notes and loans from affiliates totaled $1,499,689 at June 30, 2006.

Discontinued Operations

Bridgetech discontinued operations in Retail Pilot (Asset Management) as there was no business continuity with our expanded business plan for the company.  Discontinued operations for June 30, 2007 were ($38,413) loss. On January 1, 2007, the Company ceased operations of its Asset Management business and decided to look for a merger opportunity.

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

The Company has financed operations principally through private sales of equity securities and, to a lesser extent, through the issuance of Debt. The Company raised $56,000 from the sale of common stock during the six months ended June 30, 2007 and issued 1,921,286,286 common shares in connection with services rendered.  The sales of common stock were completed at a price of $1.00 per share. This price represented a discount to the price per share of common stock quoted on the pink sheets. This discount was attributable to the lack of liquidity of the shares, our need for working capital and other considerations.  The stock issued for services was valued at the market price of the date it was issued and expensed in the financial statements.  The commons shares were issued for services and were charged to the statement of operations.  The shares issued for services do not have any vesting schedule and the shares were issued at the market value of the stock at the date of issuances.

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

The three notes outstanding as of December 31, 2006, included a promissory note in the amount of $500,000 from Richard Propper, due on October 26, 2006 at 8% interest rate, which note is in default. . The note with Mr. Propper was in default on December 31, 2006 and the Company accrued $66,488 as an estimated liability to compensate Mr. Propper for this default. This promissory note was extended to August 31, 2007 and is again in default.

In addition, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note, which is due on April 14, 2007 and was extended to November 13, 2007. Skyway Development was issued 600,000 common shares in accordance with their agreement. And an additional 100,000 shares of common stock were issued for the extension of the note . Skyway was also issued 600,000 warrants, as additional consideration for this note, at a conversion price of $1.50 per share.  The warrants will expire in two years on November 14, 2008.

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

Our agreement with MD Anderson required a one-time documentation fee of $50,000, paid in 2005, and payment of  annual maintenance fees for three years (2006 to 2008), regardless of whether we sell any of the products that we license from MD Anderson: $50,000 in November  2006, $75,000 in November  2007 and $90,000 in November  2008.  The milestone fees, which are contingent depending on the success of the following activities,  included the payment of $50,000 upon receipt of regulatory approval of a licensed product for human diagnostic use in the United States  and  $70,000 upon regulatory approval of a licensed product for human diagnostic use in any country other than the United States. In addition, we have a contingent obligation to pay royalties of $100,000 per year following the first sale of a licensed product and 5% of net sales attributable to licensed products. Anderson will have the right to terminate the agreement if we have not made a sale of a licensed product by October 2008

Finally, our agreement with Latitude Pharmaceuticals, Inc included payments totaling $1,500,000 , of which $500,000 was made in May 2006. Under the terms of the Agreement, the Company acquired the exclusive distribution rights to four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan.  The contract required that we pay Latitude Pharmaceuticals, Inc. $1,000,000 in April 2007, with such amount to be paid in either cash or by the issuance of 335,000 shares of our common stock, at the discretion of the company’s President, Dr. Chen. On April 19, 2007, the Company and Dr. Chen reached a written agreement for the payment of this $1,000,000 on a four-month schedule with interest at 8 percent per annum, commencing with payments in May through August 2007.  The Company has not made any of these payments and is presently in discussions with Dr. Chen on an extended repayment schedule.

ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of March 31, 2007 and June 30, 2007 were not effective due to material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes and information technology security protocols.

As disclosed in the Company’s Form 10-SB for the year ended December 31, 2006, both the Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness.  The primary concern was the adequacy of review of supporting information that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect or inadequate.  These inaccuracies were not detected by the control procedures o management reviewing the schedules and supporting documentation, resulting in errors appearing on the financial statements and subsequent detection in the audit.  The other are of concern was the inadequate segregation of duties among the administrative staff.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.  The Company is currently revising its allocation of responsibilities in order to assure the implementation of proper controls and procedures.

b. Changes in Internal Controls over Financial Reporting

There have been no material changes in our internal controls over financial reporting or in other factors that could materially effect, or reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2007 and June 30, 2007  (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Registrant	Bridgetech Holdings International, Inc.

Date: September 20, 2007	By: /s/ Michael Chermak
Michael Chermak
Chairman, President Chief Executive Officer (Principle Executive Officer)