Form 10QSB
period 2007-09-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2007-11-14
CIK 1344736

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________
FORM 10-QSB
____________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Yes☐                      No ☒

The number of shares of the issuer’s common equity outstanding as of October 1, 2007 was 30,806,846 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐                      No ☒

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

September 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$189,468
Accounts receivable net of allowance for bad debt	65,967
Inventory	215,955
Deposits	81,597
Prepaid expenses	98,767
Total current assets	651,754

Property and equipment - net	765,049

TOTAL ASSETS	$1,416,803

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,894,941
Accrued compensation	807,670
Notes payable - affiliate	803,472
Notes payable - current	4,990,810
Total current liabilities	8,496,893
Investor loans

Minority Interest	20,325

Total liabilities	8,517,218
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value: 10,000,000 shares authorized, 100,000 shares issued and outstanding at September 30, 2007.	200
Common Stock, par value $.001, 50,000,000 shares authorized, 30,806,846 shares issued at September 30, 2007	30,807
Additional paid-in-capital	46,021,148
Accumulated deficit	(53,152,570)
Total stockholders' deficit	(7,100,415)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,416,803
-

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

REVENUES:
Revenues	$44,665	$127,487	$164,083	$386,055

Cost of goods sold	117,448	$68,953	168,941	152,257

Gross profit	(72,783)	58,534	(4,858)	233,798

OPERATING EXPENSES:
General and administrative	1,494,583	1,677,559	10,703,575	6,645,945
Research & Development	(1,000,000)	(8,012)	(1,000,000)	1,576,603
Depreciation and amortization	74,521	31,286	266,484	137,936
Total operating expenses	569,104	1,700,833	9,970,059	8,360,484

OPERATING LOSS	(641,887)	(1,642,299)	(9,974,917)	(8,126,686)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(68,946)		(74,379)
Interest expense	85,293	35,295	237,752	59,955
Total other expense	16,347	35,295	163,373	59,955

LOSS BEFORE DISCONTINUED OPERATIONS	(658,234)	(1,677,594)	(10,138,290)	(8,186,641)

LOSS FROM DISCONTINUED OPERATIONS			38,413

LOSS BEFORE INCOME TAXES	(658,234)	(1,677,594)	(10,176,703)	(8,186,641)

INCOME TAX (BENEFIT) PROVISION	(62)		488	1,600

NET LOSS	$(658,172)	$(1,677,594)	$(10,177,191)	$(8,188,241)

Other comprehensive (income) loss:
Foreign currency translation adjustment	$17,873		$20,862

TOTAL COMPREHENSIVE (INCOME) LOSS	$(676,045)	$(1,677,594)	$(10,198,053)	$(8,188,241)

NET LOSS PER SHARE:
Basic:	$(0.02)	$(0.07)	$(0.35)	$(0.33)

Diluted:	$(0.02)	$(0.06)	$(0.29)	$(0.31)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	30,418,803	25,065,799	29,196,444	25,065,799
Diluted	35,976,792	26,065,799	34,754,433	26,065,799

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(10,198,053)	$(8,188,241)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Minority Interest	20,325
Foreign currency translation
Equity adjustment - Ecash Merger	(55,234)
Depreciation and amortization	266,484	137,936
Stock issued for services	4,437,307	2,074,150
Stock issued for acquisitions		990,846
Issuance of Preferred Stock	100,000
Issuance of Warrants	2,110,879	50,873
Changes in assets and liabilities:
Accounts receivable	(339)	(171,051)
Inventory	59,025	(143,439)
Accounts payable and accrued liabilities	(394,547)	1,436,490
Accrued compensation	22,782	140,041
Deposits	138,260	7,463
Other assets	0	(135,826)
Prepaid expenses	(61,234)	(68,831)
Net cash used in operating activities	(3,554,345)	(3,869,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(362,357)	(667,872)
Investment in Joint Venture	-	(39,056)
Goodwill	-	(1,496,167)
Net cash used in investing activities	(362,357)	(2,203,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans	(341,442)
Proceeds from notes payable-Affiliate	592,895	160,570
Proceeds from notes payable	3,248,684	927,836
Proceeds from issuance of common stock	54,850	5,476,111
Net cash provided by financing activities	3,554,987	6,564,517

(DECREASE) INCREASE IN CASH	(361,715)	491,833
CASH, BEGINNING OF 1st QUARTER	551,183	32,703
CASH, END OF 3rd QUARTER	$189,468	$524,536

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

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

In June 2005, Bridgetech acquired 100% of Clarity. Clarity manages diagnostic imaging centers in Texas.

In June 2005, Bridgetech entered into an agreement with Amcare Labs International, Inc., an affiliate of Johns Hopkins International Medical Laboratories (“Amcare”).  Under this arrangement, the Company and Amcare intended to operate a Clinical Research Organization and laboratory in China.  Bridgetech owned 67% of the joint venture.  The Amcare transaction was never implemented and the corporate entity was abandoned.

On April 5, 2007, the Company entered into a termination agreement with Amcare under which all obligations of the joint venture for both parties were terminated and the joint venture was dissolved. The contract contemplated the forming of new joint ventures which better suited the implementation of the proposed operations.  However, the new joint ventures were never completed because, upon subsequent review, the Company determined that the proposed joint ventures would not be economically viable. The Company has no further obligations under the termination agreement.

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT R&D”), in conjunction with the Chinese University of Hong Kong for the purpose of providing clinical trials services. We own 51% of BMT R&D, and CUHK owns 49%. Under our Shareholders’ Agreement with CUHK, we are the sole funding source for BMT R&D. We have provided funds of HK$3,000,000 through the year end of 2006, and are obligated to invest an additional HK$5,500,000 over three years, with no adjustment to our percentage ownership in BMT R&D. In addition, if the Board of Directors of BMT R&D unanimously determines that BMT R&D requires additional financing, we are required to make an interest-free loan to BMT R&D. The Board of Directors of BMT R&D has seven members, of which we appoint four and CUHK appoints three. In connection with the formation of BMT R&D, BMT R&D and CUHK entered into an agreement pursuant to which CUHK will facilitate BMT R&D’s access to experts, both inside and outside of CUHK, to CUHK’s facilities and employees and to CUHK’s network of collaborators in China, all for the purpose of conducting clinical trials. In return, BMT R&D will maintain adequate funding, establish an office in Hong Kong, introduce trials to “investigators” who will manage individual clinical trials and perform other tasks.  Bridgetech’s initial funding of $50,000 USD was invested for a 51% interest in BMT.  CUHK is not required and has not contributed any tangible assets to BMT to obtain its 49% ownership interest.  To date, BMT R&D is operating and providing diagnostic testing services in Hong Kong and is in the process of applying to register drugs and devices with the SFDA.

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

Since December 31, 2006, there has been no minority interest reduction and the net loss of BMT has been fully consolidated in the consolidated financial statements of Bridgetech until BMT generates net income from the operations of BMT.

2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited Condensed Consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended December 31, 2006.

3. GOING CONCERN

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the nine months ended September 30, 2007. During nine months ended September 30, 2007 the Company incurred a net loss of $10,198,053 and has cumulative losses of $53,152,570.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

4.  DISCONTINUED OPERATIONS

On January 1, 2007, the Company ceased operations of its Asset Management business and decided to look for a merger opportunity. Bridgetech discontinued the operations of Retail Pilot (Asset Management) as there was no business continuity with our expanded business plan for the company.  The discontinued operations reported a loss of $38,413 for the nine months ended September 30, 2007. The financial statements have been prepared to show the operations of the Asset Management business as discontinued for the nine months ended September 30, 2007.

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

	For the Period ended September 30,
	2007	2006

Revenues	$6,264	42,706

Expenses
Operating	42,612	411,154

Depreciation	2,065	6,112

Total expense	44,677	417,266

Income (Loss) before income taxes	(38,413)	(374,560)

Other (Income)/Expense	0	16,102
Gain/(Loss) on Discontinued Operations	(38,413)	(390,662)
Income (Loss) from discontinued operations	$(38,413)	(390,662)

5. EQUITY

During nine months ended September 30, 2007 and 2006:

Quarter Ended	Stock Issued for Cash	Cash Received	Stock Issued for Services	Stock Issued for Warrants Exercised

March 31, 2006	2,721,500	$2,666,562	158,000
June 30, 2006	2,042,250	2,037,356	457,000
September 30, 2006	775,000	772,193	210,000
Total Issued	5,538,750	$5,476,111	825,000

March 31, 2007	56,000	$54,850	1,094,286
June 30, 2007			827,000
September 30, 2007	-	-	700,000
Total Issued	56,000	$54,850	2,621,286

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

In the second quarter of 2006, the Company issued 2,042,250 shares of common stock to 35 accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

In the third quarter of 2006, the Company issued 775,000 shares of common stock to 9 accredited investors at a price of $1.00 per share. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

During the third quarter of 2006, the Company issued 210,000 shares of common stock to service providers as consideration for services provided to the Company. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

During the second quarter of 2007, the Company issued 827,000 shares of common stock to service providers as consideration for services provided to the Company. This included 100,000 shares and 300,000 shares conveyed to Skyway Developments and Jade Treasure, respectively, in conjunction with the issuance of Convertible Notes and 427,000 shares to numerous service providers. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On April 20, 2007, the Company’s Board of Directors authorized Mr. Chermak, the Company’s Chairman and Chief Executive Officer, to convert $100,000 of his deferred compensation into 100,000 shares of the Company’s Series A Preferred Stock, $.002 par value per share.  The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which the Board has designated 5,000,000 shares as Series A Preferred Stock.

During the third quarter of 2007, the Company issued 700,000 shares of common stock to four debtors related to the execution of Convertible Notes and an Advisory Agreement. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On July 26, 2007, the Company issued 4,760,000 options to fifteen officers, directors, key employees and consultants under the Company’s stock option plan which was adopted on May 2, 2005 (“The 2005 Plan”). The options were all issued at a strike price of $.80 per share and have vesting periods up to three years. There were no options granted in the end of the period of September 30, 2007 and all options previously granted have been cancelled due to the lack of executed option agreements.

During the nine months ended September 30, 2007, the Company granted a total of 3,517,989 warrants to five third party investors in conjunction with the issuance of convertible debt and/or in conjunction with an agreement to assist the Company to locate additional equity and debt investors.  The warrants had conversion prices from $1.00 to $1.50 per share and have expiration dates ranging form 2008 to 2017.  The Company recorded an expense of $2,110,879 related to these warrants.

6. CORRECTION OF AN ERROR

	September 30, 2007	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2006	September 30, 2006
	As Originally	As	Effect of	As Originally	As	Effect of
Assets	Reported	Adjusted	Change	Reported	Adjusted	Change
Total Assets	$1,416,803	$1,416,803	$-	$2,738,555	$3,316,168	$(577,613)
Liabilities
Total Liabilitites	$8,517,218	$8,517,218	$-	$2,638,145	$3,853,143	$(1,214,998)
Stockholders' Equity
Accumulated deficit	$(53,152,570)	$(53,152,570)	$-	$(14,027,484)	$(32,293,001)	$18,265,517
Operating expenses	$9,970,059	$9,970,059	$-	$4,775,817	$8,360,484	$(3,584,667)
Other expenses	$163,373	$163,373	$-	$59,955	$59,955	$-
Net loss	$(10,198,053)	$(10,198,053)	$-	$(4,587,850)	$(8,188,241)	$(3,600,391)
Net loss per share	$(0.35)	$(0.35)	$-	$(0.29)	$(0.33)	$0.04
Statement of Cash Flows
Net loss	$(10,198,053)	$(10,198,053)	$-	$(4,587,850)	$(8,188,241)	$(3,600,391)
Net cash used in operating activities	$(4,056,170)	$(4,056,170)	$-	$(4,467,950)	$(3,869,589)	$(598,361)
Net cash used in investing activities	$(362,357)	$(362,357)	$-	$(1,609,039)	$(2,203,095)	$(594,056)
Net cash provided by financing activities	$4,056,812	$4,056,812	$-	$6,568,826	$6,564,517	$(4,309)
Cash - Beginning of 1st Quarter	$551,183	$551,183	$-	$32,703	$32,703	$-
Cash - End of 3rd Quarter	$189,468	$189,468	$-	$524,540	$524,536	$4

The correction of errors in the nine month period ended September 2006 from the results previously filed for this same nine month period totaled an increased net loss of $3,600,391. The net loss currently reported is $8,188,241, compared to a net loss of $4,587,850 previously reported.  The Company recognized a liability to Latitude Pharmaceuticals, Inc., in the amount of $1,000,000 which was expensed as Research and Development. In addition, the Company expensed $500,000 which had previously been capitalized as intangible costs also related to Latitude. The Company granted 1,000,000 warrants in conjunction with the issuance of debt which was valued using the Black-Scholes method.  This resulted in additional operating costs of $1,486,903.  The Company revalued 158,000 shares of common stock granted to service providers to fair market value on the dates of issuance.  This resulted in an additional equity consulting expense of $2,006,350. In addition, the Company cancelled 2.5 million warrants which had been issued in 2005 in conjunction with the MCC Global transaction.  This resulted in a reduction in operating expense of $1,436,030.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

The Company is an early stage company that is not yet profitable. The company has a single revenue model which is our imaging operations which is not generating enough revenue to cover our costs.  While we believe that the CRO strategic alliance and related distribution of medical products planned for China has the greatest long-term potential and is most important to the long-term plans of the Company, this business is at an earlier stage of development and, unlike our other business units, is not currently generating revenues. We also believe that this business has the greatest governmental and regulatory risk. During the next 12 months, the Company intends to spend between $1,000,000 and $2,000,000 to purchase product distribution rights, hire additional staff and fund the establishment and expansion of our China operations, although our ability to do so will depend on our ability to raise additional funds.

The Company has incurred an accumulated deficit of approximately $53,152,570as of September 30, 2007, and current liabilities exceeded current assets by approximately $7,845,139 as of September30, 2007. We cannot assure you that we will be successful in these fundraising activities.

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

Medical Imaging:
Medical Imaging is the fastest growing segment of the domestic healthcare markets. We acquired Clarity Imaging which did not generate income in prior years. We expect this segment to grow at the same rate as the overall market.  Revenues of $109,111 for the nine months ended September 30, 2007 decreased by $53,831 from revenues of $162,942 reported for the comparable nine months of 2006.  Revenues in 2006 included revenues from the delivery of ESO pills along with consulting activities.  No ESO revenue activity has occurred during the three quarters ended September 2007; revenues were solely derived form consulting contracts.  The Operating Loss increased from $152,627 for the nine months ended September 2006 to $710,661 for the nine months ended September2007.  The increased loss of $558,034 was due to higher legal and accounting costs in 2007 incurred on the acquisition of ECash, Inc., the lower revenues in 2007 and payments made for the acquisition of the ESO pill operation.

	2007	2006	Net Change
Revenue	109,111	162,942	(53,831)
Operating Loss	(710,661)	(152,627)	(558,034)

Nurse Recruitment and Training:
According to the American Hospital Association and the American Nursing Association, the U.S. is currently experiencing a shortage of qualified nurses. Revenues decreased to $51,900 for the nine months ended September 2007 from $180,407 reported for the nine months ended September 2006.  The decrease of $128,507 was solely due to fewer nurse placements and advance fees under contracts with hospitals for the delivery of nurses.  The operating loss increased by $78,975 to $82,325 for the first nine months of 2007 from a loss of $3,350 reported for the first nine months of 2006.  Although travel and other nurse recruitment costs decreased in the first six months of 2007, the lower revenue in 2007 was insufficient to cover the fixed operating costs.

	2007	2006	Net Change
Revenue	51,900	180,407	(128,507)
Operating Loss	(82,325)	(3,350)	(78,975)

Medical Technology Transfer
The company’s Medical Technology Transfer segment includes all of the activities and expenses related to the identification and purchase of drugs and diagnostics for distribution and sale in Asia, primarily China. Minimal revenues have been recorded and the expenses to date relate to hiring of personnel, the establishment of organizations and the development of necessary business relationships in China.   Revenues totaled $ 3,071 for the initial nine months of 2007 compared to no revenues in 2006.   The Operating Loss increased from $524,507 in 2006 to $1,710,480 for the nine months ended September 2007 for a net change of $1,185,973.  The increase in operating loss is solely due to the increased number of company operations and personnel in China.

	2007	2006	Net Change
Revenue	3,071		3,071
Operating Loss	(1,710,480)	(524,507)	(1,185,973)

Corporate-Level Expenses

	2007	2006	Net Change
Corporate Level Expenses	(7,694,587)	(7,507,758)	(186,829)

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

In April 2006, we entered into a non-binding agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased exclusive distribution rights for four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Andrew Chen, the President of Latitude Pharmaceuticals, Inc., developed and owns all rights to these formulations. In exchange, we paid Dr. Chen $500,000 upon execution of our agreement with him, and we  agreed that, on the  one-year anniversary of the execution of the agreement on April 29, 2007, we would either pay him $1,000,000 or issue 335,000 shares of our common stock to him, at Dr. Chen’s sole discretion.. On April 19, 2007, both the Company and Dr Chen reached a written agreement for payment of this $1,000,000 on a four-month schedule with interest at 8 percent per annum, commencing with payments in May through August 2007. No payments were made against the $1,000,000 obligation as scheduled, and the Company served notice to cancel the agreement in a letter to Dr. Chen on September 4, 2007.  Dr. Chen agreed and the exclusive distribution agreement was terminated. The Company relinquished all rights under the agreement and no further payments are due to Dr. Chen and Latitude.

 All of the costs incurred related to the Agreement with Latitude Pharmaceuticals have been recorded as Research and Development Expenses.  As part of the cancellation of the agreement, the Company reversed a $1,000,000 accrual related to the scheduled payment described above.

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

Bridgetech spun Clarity Imaging International, Inc. into a newly acquired shell ECash, Inc on March 1, 2007.  ECash, Inc. was purchased to separate the Company’s domestic operations now, ECash, Inc., from its Chinese operations, now Bridgetech.

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

Clarity Imaging International, Inc.

On March 1, 2007, we entered into an agreement and plan of Merger, by and among E Cash, Inc. a Delaware Corporation (“Company”), ECSI Acquisition Corp., a Florida Corporation (“Acquisition Corp.”) and Clarity Imaging international, a Texas Corporation (“Clarity”). Clarity specializes in the packaging and delivery of diagnostic services and other innovative and highly leveragable health care technologies and or services. As part of the plan of merger, the Company will change its name to ClarityMD, Inc.  The Merger agreement was finalized on June 1, 2007, whereby all the officers and directors of the Company resigned and the officers of Clarity were appointed.  For accounting purposes, the merger will be treated as a reverse merger and the historical financial statements of Clarity will become the historical financial statements of the Company.  As a result of this merger, and reflecting the value of the ECash common stock contributed by ECash, Inc., the Company has recorded a minority interest in the amount of $20,325 as of June 30, 2006.

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

Results of Operations

Revenues

Consolidated Revenues totaled $164,083 for the nine months ended September 2007 compared to revenues of $386,055 reported for the comparable period of 2006, a decrease of $221,972.  Revenues at International MedLink decreased by $128,507 to $51,900 as a result of a significant reduction in nurse placement and training activity. Revenues at Clarity Imaging were down by $53,831 to revenues of $109,111 in 2007 on the absence of ESA pill activity in 2007. In addition, the Asset Management operations discontinued on January 1, 2007, reported revenues of $42,706 for the nine months in 2006.

Cost of Goods Sold

Cost of Goods Sold was $168,941 for the nine months ended September 2007, up from Cost of Goods Sold of $152,257 in the comparable nine months of 2006. The increase in Cost of Goods Sold of $16,684 in 2007 over the comparable period in 2006 was primarily due to an inventory adjustment at Clarity Imaging and, to a lesser extent, higher costs of start-up activities in Asia.

General & Administrative

General and Administrative Costs totaled $10,703,575for the nine months ended September30, 2007 compared to $6,645,945 reported for the nine months ended September 2006. The increase of $4,057,630 was primarily the result of an increase in parent company and Asian overhead costs which increased $2,980,602 and $1,037,734, respectively, between the two periods. The majority of the increase in the parent company reflects expenses related to the issuance of common shares and warrants for services and commissions which totaled $5,246,729 for the nine months ended September 2007 compared to $3,115,869 for the comparable nine months of 2006. The balance of the increase reflects an increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters. In addition, overhead costs in Asia tripled from the first nine months of 2006 to the comparable period in 2007, reflecting the establishment of new Asian entities and the addition of personnel and expenses related to this growth.

Research and Development

Research and Development costs were $1,576,603 in 2006 compared to a $1,000,000 negative expense in 2007. The favorable change of $2,576,603 is described below.

In April 2006, we entered into a non-binding agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased exclusive distribution rights for four intravenous emulsion formulations. In exchange, as described earlier, we paid Dr. Chen $500,000 upon execution of our agreement and we  agreed that, on the  one-year anniversary of the execution of the agreement on April 29, 2007, we would either pay him $1,000,000 or issue 335,000 shares of our common stock to him, at Dr. Chen’s sole discretion. This $1,000,000 obligation was accrued and expensed as Research and Development costs in 2006.

On September 4, 2007, the Company served notice to cancel the agreement in a letter to Dr. Chen.  Dr. Chen agreed and the exclusive distribution agreement was terminated. The Company relinquished all rights under the agreement and no further payments are due to Dr. Chen and Latitude.

Consequently, the Company reversed the $1,000,000 accrual related to the scheduled payment described above.

Depreciation

Depreciation and Amortization expense increased to $266,484 for the period ended September 2007 from $137,936 for the first nine months of 2006. The increase is due to the purchase of new assets, including furniture, computer equipment and servers, and the telephone system at the Company’s corporate office in San Diego, and leasehold improvement costs both in the United States and Asia.

Interest Expense

Interest Expense increased to $237,752 for the nine months ended September2007 from $59,955 reported in the comparable nine months of 2006. Interest Expense in 2007 reflects interest on Convertible and Promissory Notes with principal balances totaling $4,990,810, as well as loans from affiliates and employees totaling $803,472 at September 30, 2007. Promissory Notes and loans from affiliates totaled $1,305,413 at September 30, 2006.

Discontinued Operations

On January 1, 2007, the Company ceased operations of its Asset Management business and decided to look for a merger opportunity. Bridgetech discontinued the operations in Retail Pilot (Asset Management) as there was no business continuity with our expanded business plan for the company.  These discontinued operations reported a loss of $38,413 for the nine months ended September 30, 2007.  .

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

The Company has financed operations principally through private sales of equity securities and through the issuance of Debt. The Company raised $54,850from the sale of 56,000 shares of common stock during the nine months ended September 30, 2007 and issued 2,621,286 shares of common stock in connection with services rendered.  The sales of common stock were completed at an average price of $1.00 per share. This price represented a discount to the price per share of common stock quoted on the pink sheets. This discount was attributable to the lack of liquidity of the shares, our need for working capital and other considerations.  The stock issued for services was valued at the market prices in effect on the dates of issuance and expensed.   The shares issued for services were fully vested on the dates of issuance and were not subject to any y vesting schedule.

On April 20, 2007, the Company’s Board of Directors authorized Mr. Chermak, the Company’s Chairman and Chief Executive Officer, to convert $100,000 of his deferred compensation into 100,000 shares of the Company’s Series A Preferred Stock, $.002 par value per share.  The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which the Board has designated 5,000,000 shares as Series A Preferred Stock.  Each share of Preferred Stock shall have 500 votes on all matters to be voted by the holders of the Common Stock, and each share of Preferred Stock shall be converted, at the option of the holder, into one share of Common Stock for each share of Preferred Stock converted.

During 2006, the Company negotiated and completed the issuance of Debt Instruments with three third party investors aggregating to $1,742,126, with accrued interest.  As of September 30, 2007, the Company had increased the borrowings to twenty-one debt instruments with eighteen individual debtors.  The aggregate balance with third party investors totaled $4,990,810, including accrued interest. In addition, the Company had total loans from affiliates of $803,472, compared to $210,577 of loans from affiliates at December 31, 2006.

Of the twenty-one debt instruments as of September 30, 2007, twenty had convertible features with conversion prices ranging from $.50 per common share to $1.50 per common share.  The notes had payment dates extending through August 2009.  Three of the notes were in default as of the filing date, including a note in the amount of $600,000 due to Margaret Kwok on September 15, 2007, a note with Skyway Development in the amount of $600,000, due on November 13, 2007, and a note in the amount of $900,000 due on July 9, 2007 with Pinot.  Discussions are underway with all three parties with regard to note extensions.

During the nine months ended September 30, 2007, the Company granted a total of 3,517,989 warrants to five third party investors in conjunction with the issuance of convertible debt and/or in conjunction with an agreement to assist the Company to locate additional equity and debt investors.  The warrants had conversion prices from $1.00 to $1.50 per share and have expiration dates ranging form 2008 to 2017.  The Company recorded an expense of $2,110,879 related to these warrants.

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

No payments were made against the $1,000,000 obligation as scheduled, and the Company served notice to cancel the agreement in a letter to Dr. Chen on September 4, 2007.  Dr. Chen agreed and the exclusive distribution agreement was terminated. The Company relinquished all rights under the agreement and no further payments are due to Dr. Chen and Latitude.

Evaluation of Disclosure Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of March 31, 2007 and June 30, 2007 were not effective due to material weakness in our internal controls over financial reporting described below, and other factors related to the Company's financial reporting processes and information technology security protocols.

As disclosed in the Company's Form 10-SB for the year ended December 31, 2006, both the Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness.  The primary concern was the adequacy of review of supporting information that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect or inadequate.  These inaccuracies were not detected by the control procedures o management reviewing the schedules and supporting documentation, resulting in errors appearing on the financial statements and subsequent detection in the audit.  The other are of concern was the inadequate segregation of duties among the administrative staff.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.  The Company is currently revising its allocation of responsibilities in order to assure the implementation of proper controls and procedures.

b. Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bridgetech is involved in various legal proceedings and claims as described in our Form 10-SB for the year ended December 31, 2006. No material developments occurred in any of these proceedings during the quarter ended September 30, 2007. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no other changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2007.

Subsequent to September 30, 2007, the Company has raised a total of $200,000 from a single investor in the form of a short-term loan.  No additional funds have been raised through the sale of Common Stock to investors since the end of the third quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2007.

ITEM 5.  OTHER INFORMATION

Subsequent to September 30, 2007, the Company has raised a total of $200,000 from a single investor in the form of a short-term loan.  No additional funds have been raised through the sale of Common Stock to investors since the end of the third quarter.  Additionally, the Company has not completed any acquisitions since September 30, 2007.

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

Registrant	Bridgetech Holdings International, Inc.
Date: November 14, 2007	By: /s/ Michael Chermak

Michael Chermak
Chairman, President Chief Executive Officer (Principle Executive Officer)