Form 10QSB/A
period 2007-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2008-01-29
CIK 1344736

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.
Amendment 3
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File No. 0-51697

Bridgetech Holdings International, Inc.
(Name of small business issuer as specified in its charter)

Delaware		20-1992090
State of Incorporation		IRS Employer Identification No.

402 West Broadway 26thFloor
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

PART I –FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
RESTATED

March 31, 2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$170,882
Accounts receivable net of allowance for bad debt	66,093
Inventory	278,743
Deposits	150,245
Prepaid Expenses	177,000
Total current assets	842,963

Property and equipment - net	617,616

TOTAL ASSETS	$1,460,579

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,647,162
Accrued compensation	757,743
Notes payable - affiliate	660,989
Notes payable - current	1,594,026
Total current liabilities	4,659,920

Total liabilities	4,659,920
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value: 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2007.
Common Stock, par value $.001, 50,000,000 shares authorized, 29,279,846 shares issued at March 31, 2007	29,280
Additional paid-in-capital	42,973,982
Accumulated deficit - Originally filed	(20,133,104)
Correction of an error	(26,069,499)
Accumulated deficit - Restated	(46,202,603)
Total stockholders' deficit	(3,199,341)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,460,579

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
RESTATED

	March 31,
	2007	2006

REVENUES:
Revenues	$39,906	$125,030

Cost of goods sold	15,100	25,481

Gross profit	24,806	99,549

OPERATING EXPENSES:
General and administrative	4,276,674	3,176,720
Research & Development		84,615
Depreciation and amortization	102,003	17,965
Total operating expenses	4,378,677	3,279,300

OPERATING LOSS	(4,353,871)	(3,179,751)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(1,048)	(417)
Interest expense	848,919	7,867
Total other expense	847,871	7,450

LOSS BEFORE DISCONTINUED OPERATIONS	(5,201,742)	(3,187,201)

LOSS FROM DISCONTINUED OPERATIONS	38,413

LOSS BEFORE INCOME TAXES	(5,240,155)	(3,187,201)

INCOME TAX (BENEFIT) PROVISION	800	-

NET LOSS	$(5,240,955)	$(3,187,201)

Other comprehensive (income) loss:
Foreign currency translation adjustment	2,840	58

TOTAL COMPREHENSIVE INCOME(LOSS)	$(5,243,795)	$(3,187,259)
NET LOSS PER SHARE:
Basic:	$(0.19)	$(0.16)

Diluted:	$(0.19)	$(0.16)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	27,350,715	19,787,799
Diluted	28,010,715	19,787,799

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
RESTATED

	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(5,243,795)	$(3,187,259)
Adjustments to reconcile net income to net cash (used in) operating activities:
Foreign currency translation	2,840	58
Depreciation and amortization	102,003	17,965
Stock issued for services	2,575,829	632,000
Issuance of Warrants	1,000,000	677,961
Changes in assets and liabilities:
Accounts receivable	(465)	(91,934)
Inventory	(3,763)
Accounts payable and accrued liabilities	333,175	66,092
Accrued compensation	(27,145)	63,891
Deposits	69,612	(67,054)
Other assets	-	28,183
Prepaid expenses	(139,467)	(210,879)
Net cash used in operating activities	(1,331,176)	(2,070,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(50,717)	(21,656)
Net cash used in investing activities	(50,717)	(21,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans	(341,442)	(130,582)
Proceeds from notes payable	1,287,034
Proceeds from issuance of common stock	56,000	2,667,460
Net cash provided by financing activities	1,001,592	2,536,878

(DECREASE) INCREASE IN CASH	(380,301)	444,246
CASH, BEGINNING OF QUARTER	551,183	32,703
CASH, END OF QUARTER	$170,882	$476,949

Supplemental Disclosures
Income Taxes	$800
Interest Paid	$19,336	$7,867

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

On January 10, 2005, Bridgetech Holdings International, Inc. (the “Company or Bridgetech”) was incorporated in Florida. The Company primarily focuses on facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. In February 2005, Parentech acquired Bridgetech Holdings International, Inc., issuing 1,673,438 shares of Parentech common stock to the shareholders of Bridgetech. In February 2005, Parentech changed its name to Bridgetech and ceased all activities associated with designing, developing and marketing products intended to enhance the well being of infants in order to focus on the principle business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations

In March 2005, Bridgetech acquired 80% of the outstanding capital of Retail Pilot. In June 2005, Bridgetech acquired the remaining 20% of the outstanding capital of RetailPilotRetailPilot’s principal business is designing, providing and installing asset management and tracking products for hospitals and other health care facilities in the United States.

In June 2005, the Company acquired 100% of MedLink. Medlink’s principal business is providing hospitals and other healthcare facilities with nurses from the Philippines who are properly accredited to practice as nurses in the United States.

In June 2005, Bridgetech acquired 100% of Clarity. Clarity manages diagnostic imaging centers in Texas.

In June 2005, Bridgetech entered into an agreement with Amcare Labs International, Inc., an affiliate of Johns Hopkins International Medical Laboratories (“Amcare”).  Under this arrangement, the Company and Amcare intended to operate a Clinical Research Organization and laboratory in China.  Bridgetech owns 67% of Amcare.  The Amcare transaction was never implemented and the corporate entity was abandoned. On April 5, 2007 the Company entered into a termination agreement with Amcare under which all obligations of the agreement for both parties were terminated and the agreement was dissolved. The contract contemplated the forming of new agreement which better suited the implementation of the proposed operations.  However, the new agreement was never completed because, upon subsequent review, the Company determined that the proposed agreement would not be economically viable. The Company has no further obligations under the termination agreement.

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT”), in conjunction with the University of Hong Kong (“CUHK”).   Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating to provide clinical trial services.  Bridgetech acquired a 51 percent ownership in BMT with an initial funding of $50,000 in the form of a loan.  CUHK did not contribute any material assets to BMT for its 49 percent ownership.   Bridgetech is obligated under the BMT Agreement to provide 100 percent of the funding requirements of BMT, including additional financing over a three-year period.   Any and all additional financing will be in the form of loans which will eliminate in consolidation.

BMT R&D reported a net loss for the year ended December 2006 of $105,356 and has lost $149,081 in the quarter ended March 31, 2007. However, because of the ongoing losses and the uncertainty associated with the recovery of CHUK’s share of these losses, Bridgetech did not record a minority interest receivable at December 31, 2006 and has not done so in 2007.  The losses of BMT R&D have been fully consolidated into the Company’s results, since the Company believes that these losses are not recoverable, under the funding terms of the BMT Agreement.

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

3. GOING CONCERN

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company incurred a net loss of ($5,243,795) and has cumulative losses of ($46,202,603).  Further the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

	For the Quarter ended March 31,
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

6. DEBT

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

The three outstanding notes as of December 31, 2006, included a promissory note in the amount of $500,000 from Richard Propper. This note, originally dated April 27, 2006, at an 8% rate, included 200,000 warrants to purchase common stock at $1.00 per share which will expire May 23, 2012.  The Company recorded non-cash interest expense of $262,069 related to the amortization of the debt discount associated with the warrants, valued using the Effective Conversion Rate method. The note was due on October 26, 2006 and was in default as of December 31, 2006. The Company accrued $66,498 as an estimated liability to compensate Mr. Propper for this default at December 31, 2006, and the note was extended to August 31, 2007.

In addition, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note due on April 14, 2007.  Under the terms of the note, Skyway Development could convert the unpaid principal and interest into the Company’s Common stock at a conversion price of $1.50 per share. Skyway was also issued 600,000 warrants at a strike price of $1.50 per share.  The warrants will expire in two years on November 14, 2008.  We recorded $600,000 as non-cash interest expense relate to the amortization of the debt discount associated with the beneficial conversion features and warrants. We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $231,113 to the Beneficial Conversion Feature of the note and $368,887 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

The Company also had borrowed $600,000 from Margaret Kwok, at an 8% interest rate, on a convertible note due on June 15, 2007.  Under the terms of the note, Margaret Kwok could convert the unpaid principal and interest into the Company’s Common stock at a conversion price of $1.50 per share. Margaret Kwok was issued 400,000 warrants at a strike price of $1.50 per share, which expire in two years on December 16, 2008.  We recorded as non-cash interest expense of $404,010 related to the amortization of the debt discount associated with the beneficial conversion features and warrants. We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $262,505 to the Beneficial Conversion Feature of the note and $142,505 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

The Company borrowed $1,000,000 from Pinot Co., Ltd. On January 22, 2007 at an 8% interest rate of 8 % on a convertible note, due on July 22, 2007.
Pinot Co. Ltd. could convert the unpaid principal and interest into the Company’s Common Stock at a conversion price of $1.50 per share.  Pinot Co. Ltd. was issued 660,000 warrants that convert an exercise price of $1.50 per share.  These warrants will expire in two years on January 22, 2008.  The Company recorded non-cash interest expense of $1,000,000 related to the amortization of the debt discount associated with the beneficial conversion features and warrants.  We first allocated the $1,000,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $582,843 to the Beneficial Conversion Feature of the note and $417,157 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

There were no options granted as of March 31, 2007.

7. CORRECTION OF AN ERROR

The correction of errors in the first quarter 2006 from the first quarter 2006 originally filed total an increased loss of ($1,294,200).  The net loss originally reported for the first quarter of 2006 was ($1,893,059), compared to a current loss of ($3,187,259).  The recognition of the expense related to the issuance of 200,000 warrants to the Company’s Directors on February 10, 2006, valued using the Black-Scholes method, and represented $677,942 of this total change.  The Company revalued 158,000 shares of common stock granted to service providers to the fair market values on the dates of issuance.  This resulted in an additional equity consulting expense of $616,200. A foreign exchange rate change of $58 was reported.  The current loss of ($3,187,258) is unchanged for the loss reported in the previous filing of the Form 10QSB.

The correction of errors in the first quarter 2007 from the results originally reported for this first quarter total ($2,923,179).  The net loss originally reported was ($2,320,616), compared to a loss of ($5,243,795) currently reported. The Company revalued 1,094,286 shares of common stock granted to service providers and employees to fair market value on the dates of issuance.  This resulted in an additional compensation expense of $2,204,728. In addition, expense related to the amortization of the calculated values of beneficial conversion factors and the values of warrants issued in conjunction with three convertible notes resulted in additional expense of $797,301.These were partially offset by a reduction in amortization expense in the first quarter totaling ($81,750) due to the absence of intangibles that were written off in 2006. The balance of the correction of $2,840 was the recognition of a foreign exchange loss and an adjustment to gross profit.

The net loss for the first quarter of 2007 of ($5,243,795) is $81,574 greater than the loss of ($5,162,221) reported in the previous filing of the Form 10QSB. The Company valued the warrants at $715,728 that were issued to Pinot in conjunction with the $1,000,000 loan in January, using Black-Scholes, and had previously expensed this full amount. Subsequently, the Company changed its method of accounting to recognize the value attributable to the conversion rights and reversed the $715,728 resulting in a benefit of this amount.  This favorable amount was more than offset by increased interest expense of $797,301 from the amortization of the value of warrants and beneficial conversion rights, as the Company changed its method of accounting for the interest expense to the Effective Interest Rate Method.

	March 31, 2007	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2006	March 31, 2006
	As Originally	As	Effect of	As Originally	As	Effect of
Assets	Reported	Adjusted	Change	Reported	Adjusted	Change
Total Assets	$4,050,390	$1,460,579	$2,589,811	$-	$-	$-
Liabilities
Total Liabilitites	$8,112,584	$4,659,920	$3,452,664	$-	$-	$-
Stockholders' Equity
Accumulated deficit	$(20,133,104)	$(46,202,603)	$(26,069,499)	$-	$-	$-
Operating expenses	$2,300,280	$4,378,677	$(2,078,397)	$1,985,157	$3,279,300	$(1,294,143)
Other expenses	$63,023	$847,871	$(784,848)	$7,451	$7,450	$1
Net loss	$(2,320,616)	$(5,243,795)	$(2,923,179)	$(1,893,059)	$(3,187,259)	$(1,294,200)
Net loss per share	$(0.08)	$(0.19)	$(0.11)	$(0.12)	$(0.20)	$(0.08)
Statement of Cash Flows
Net loss	$(2,320,616)	$(5,243,795)	$(2,923,179)	$(1,893,059)	$(3,187,259)	$(1,294,200)
Net cash used in operating activities	$(1,534,587)	$(1,331,176)	$203,411	$(1,685,413)	$(2,086,776)	$(401,363)
Net cash used in investing activities	$(50,005)	$(50,717)	$(712)	$(406,598)	$(21,656)	$384,942
Net cash provided by financing activities	$1,204,291	$1,001,592	$202,699	$2,536,257	$2,552,678	$16,421
Cash - Beginning of Quarter	$551,183	$551,183	$-	$32,703	$32,703	$-
Cash - End of Quarter	$170,882	$170,882	$-	$476,949	$476,949	$-

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

The Company has incurred an accumulated deficit of approximately ($46,202,603) as of March 31, 2007, and current liabilities exceeded current assets by approximately $4,816,957as of March 31, 2007. We cannot assure you that we will be successful in these fundraising activities.

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

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it will not have a material impact on its consolidated results of operations and financial condition.

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

Medical Imaging:
Medical Imaging is the fastest growing segment of the domestic healthcare markets. We acquired Clarity Imaging which did not generate income in prior years. We expect this segment to grow at the same rate as the overall market.  Revenues of $23,981 for the three months ended March 31, 2007 decreased by $12,246 from revenues of $36,227 reported for the comparable three months of 2006.  Revenues in 2006 included revenues from the delivery of ESO pills along with consulting activities.  No ESO activity occurred in the first quarter of 2007; revenues were solely derived from consulting contracts.  This segment reported an Operating Profit of $14,360 for the three months ended March 2007, compared to an Operating Loss of $52,618 for the three months ended March 2006.  The increase of $66,978 reflects a reduction in operating costs in 2007, coupled with a favorable inventory adjustment.

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

Medical Technology Transfer
The company’s Medical Technology Transfer segment includes all of the activities and expenses related to the identification and purchase of drugs and diagnostics for distribution and sale in Asia, primarily China. Minimal revenues have been recorded and the expenses to date relate to hiring of personnel, the establishment of organizations and the development of necessary business relationships in China.   Revenues totaled $1,024 for the initial three months of 2007 compared to no revenues in 2006.   The Operating Loss increased from $153,587 in 2006 to $463,792 for the three months ended March 2007 for a net change of $310,205.  The increase in operating loss is solely due to the increased number of company operations and personnel in China.

	2007	2006	Net Change
Revenue	1,025	0	1,025
Operating Loss	(463,792)	(153,587)	(310,205)

Corporate-Level Expenses

	2007	2006	Net Change
Corporate Level Expenses	(4,774,467)	(3,000,529)	(1,773,938)

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

Recent Developments

Since our acquisition of Old Bridgetech, we entered into several significant transactions in furtherance of our business plan in 2006 and 2007:

On February 27, 2006,the Company entered into two separate agreements with the Wu Jieping Medical Foundation of Beijing (“WJMF”). The first agreement has been amended WJMF is a sponsor of the portal. The second agreement is a 10-year agreement in which the Company’s products would be distributed by WJMF to hospital facilities throughout China.

In April 2005, we entered into a non-binding agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased an exclusive license to develop, improve, use and sell four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Chen, the President of Latitude Pharmaceuticals, Inc developed and owns all rights to these formulations.  In exchange,we paid Dr. Chen $500,000 upon execution of our agreement with him, and we  agreed that, on the  one-year anniversary of the execution of the agreement on April 29, 2007, we would either pay him $1,000,000 or issue 335,000 shares of our common stock to him, at Dr. Chen’s sole discretion. In September 2007, the Company and Dr. Chen terminated the agreement to purchase exclusive distribution rights.  No further payments were made beyond the $500,000 paid on the execution of the agreement in April 2006, which amount was expensed as Research and Development Expense, and the Company relinquished all claims to any rights under the agreement.

In April, 2006, Clarity compensated the services of two individuals engaged in the marketing and distribution of gastro-intestinal endoscopy products and services. The individuals were primarily engaged in the business of providing esophageal pill camera examinations, under the name Advanced Capsule Endoscopy Services, LLC (ACES).

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT”), in conjunction with the University of Hong Kong (“CUHK”).   Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating to provide clinical trial services.  Bridgetech acquired a 51 percent ownership in BMT with an initial funding of $50,000 in the form of a loan.  CUHK did not contribute any material assets to BMT for its 49 percent ownership.   Bridgetech  is obligated under the BMT Agreement to provide 100 percent of the funding requirements of BMT  , including additional financing over a three-year period.   Any additional financing will be in the form of loans which will eliminate in consolidation.

Bridgetech did not record a minority interest receivable at December 31, 2006 and has not done so in 2007.  The losses of BMT R&D have been fully consolidated into the Company’s results, since  the Company believes that these losses are not recoverable , under the funding terms of the BMT Agreement. Consequently, no minority interest presentation for BMT’s losses has been made in the financial statements.

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

Healthcare Environment in China

One of the stated goals of the government of China is to improve the delivery of healthcare to its population. China has established a regulatory body to oversee the delivery of medical products to its population. This body, the SFDA, performs a role similar to that of the Food and Drug Administration (the “FDA”) in the United States. One of the functions of the SFDA is to oversee the registration of medical products such as drugs, devices and diagnostics prior to allowing their general release to the marketplace in China. The process is similar to the process in the United States. Products are submitted to the SFDA for review and then clinical trials are done to generate data as to the performanceof the particular product. Once enough testing is performed, and assuming the data support the claims as to the intended performance of the product in question, final approval and registration of the SFDA is requested. Once a product has received the SFDA’s approval and registration, distribution on a national level becomes possible. While state healthcare is provided to the population, there is a growing demand for private healthcare services in China. As the number of more affluent citizens continues to increase, we believe the demand for more modern and more readily available private healthcare services will continue to grow. More and more citizens are now able to afford private healthcare and are not dependent on state-provided services, which are harder to obtain.

CRO Services in China

As the demand for private healthcare increases, we believe that there will be an increasing need for clinical trials in China. These services are necessary to facilitate the testing and analysis required in the regulatory approval process in order for new products to be introduced into the China market, both from outside China and from within China. China has been working to increase the level of quality in its research and development facilities by, among other things, moving towards the adoption of the United States’Good Laboratory Practice (“GLP”) guidelines (as set forth by the FDA). In January 2005, the country certified seven GLP compliant facilities, but the total in China is still less than 20.

The potential market for healthcare in China is vast. China currently has a population estimated at 1.3 billion people. According to the China Academy of Social Sciences, the healthcare market itself in China is estimated to exceed $84 billion. This organization also estimates that, within the healthcare market in China, the pharmaceutical market was $15 billion in 2004 and will grow to $31 billion in 2010 as the population ages and becomes wealthier. The emerging middle class in China, which is helping to increase the demand for private healthcare, was estimated by the China Academy of Social Science to consist of approximately 250 million people in 2003 and has been forecast to grow to 600 million people by 2020. It is expected that this increase will necessitate that moremoney be spent on healthcare. Currently, according to the China Academy of Science, healthcare spending as a percentage of GDP, which is approximately 4% in China, is only one-third that in the U.S., where it represents approximately 14% of GDP. When combined with the post-SARS response, the move to privatize large sections of the healthcare industry, and the rapidly aging population, this market is expected to grow quickly.

Preclinical testing and clinical trials in China cost less than they do in someother developed countries, and the time from drug discovery to marketing is often half that in Europe and the U.S. In order to attract research from global pharmaceutical firms, we believe that China must continue to develop the quality standards and sophistication necessary to manage the complex approval process and conduct the trials in such a way as to allow the data to be used to augment domestic research. China could become a critical component of the global clinical trials market because it offers access to a wide array of ethnic populations and genetic variations.

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

In addition to imaging services, Clarity also provides management services that include billing, scheduling, and asset purchasing and overall operational management. These imaging centers perform magnetic resonance imaging (MRI) on patients for diagnostic purposes and may begin to perform MRI guided, non-invasivesurgery for therapeutic purposes. Clarity generates revenues by charging management fees to facilities. Clarity currently has three employees.

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

Preferred Stock

On June 5, 2007, the board of directors amended the Company’s Articles of Incorporation to include 5,000,000 of Preferred Stock with rights and preferences as designated by the Board of Directors.  The Preferred Stock has a par value of $0.002 per share.

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

Additional Information

Bridgetech files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copiedat the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

Revenues

Consolidated Revenues decreased to $39,906 in March 31, 2007 from $125,030 reported in 2006, a decrease of $85,124. The majority of the decrease came from a reduction of sales in Clarity Imaging International Inc(“Clarity”).  Although Clarity had a fully operational first quarter in March 31, 2007, the company was focusing on restructuring the operations in Clarity.

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

General & Administrative

General and Administrative Costs totaled $4,276,674 in March 31, 2007, compared to $3,176,720 in March 31, 2006. The increase of $1,099,954 is primarily the result of an increase in parent company overhead costs. Due to an increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters.

Depreciation

Depreciation and Amortization expense increased to $102,003 in March 31, 2007 from $17,965 in March 31, 2006. Depreciation and Amortization expense reported by the Asian entities was $35,745 in the first quarter of 2007, compared to nothing in the first quarter of 2006.   Additionally, depreciation expense reported by the parent company was $62, 852 in the March 2007 quarter, up from an insignificant level  in 2006.. The Company has ongoing additional costs associated with the new corporate office in San Diego, including leasehold improvements, furniture, computer equipment and servers, and the telephone system.

Interest Expense

Interest Expense increased to $848,919 for the first quarter ended March 31, 2007, compared to $7,867 in March 31, 2006.  Interest Expense in 2007 included $51,619 of interest paid and accrued along with non-cash interest expense of $797,300 related to the amortization of the beneficial conversion features of these notes and related warrants, using the Effective Interest Rate method.  The Company changed its accounting method to properly recognize the values of the warrants attached to these notes and the favorable conversion features of the notes. The notes and the calculations are more fully described in the Liquidity section and in Note 6 to the financial statements.   Interest Expense in 2007 reflected interest on three Promissory Notes with principal balances totaling $1,700,000 as of March 31, 2007 and December 31, 2006, along with loans from employees. Interest cost in 2006 related solely to a loan from an officer to Retail Pilot to support the formation and start-up of that operation. There were no Notes to third parties outstanding as of March 31, 2006.

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

	For the Quarter ended March 31,
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

The three outstanding notes as of December 31, 2006, included a promissory note in the amount of $500,000 from Richard Propper. This note, originally dated April 27, 2006, at an 8% rate, included 200,000 warrants to purchase common stock at $1.00 per share which will expire May 23, 2012.  The Company recorded non-cash interest expense of $262,069 related to the amortization of the debt discount associated with the warrants, valued using the Effective Conversion Rate method. The note was due on October 26, 2006 and was in default as of December 31, 2006. The Company accrued $66,498 as an estimated liability to compensate Mr. Propper for this default at December 31, 2006, and the note was extended to August 31, 2007.

In addition, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note due on April 14, 2007.  Under the terms of the note, Skyway Development could convert the unpaid principal and interest into the Company’s Common stock at a conversion price of $1.50 per share. Skyway was also issued 600,000 warrants at a strike price of $1.50 per share.  The warrants will expire in two years on November 14, 2008.  We recorded $600,000 as non-cash interest expense relate to the amortization of the debt discount associated with the beneficial conversion features and warrants. We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $231,113 to the Beneficial Conversion Feature of the note and $368,887 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

The Company also had borrowed $600,000 from Margaret Kwok, at an 8% interest rate, on a convertible note due on June 15, 2007.  Under the terms of the note, Margaret Kwok could convert the unpaid principal and interest into the Company’s Common stock at a conversion price of $1.50 per share. Margaret Kwok was issued 400,000 warrants at a strike price of $1.50 per share, which expire in two years on December 16, 2008.  We recorded as non-cash interest expense of $404,010 related to the amortization of the debt discount associated with the beneficial conversion features and warrants. We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $262,505 to the Beneficial Conversion Feature of the note and $142,505 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

The Company borrowed $1,000,000 from Pinot Co., Ltd. on January 22, 2007 at an 8% interest rate, on a convertible note, due on July 22, 2007. Under the terms of the Note, Pinot Co. could convert the unpaid principal and interest into the Company’s Common Stock at an exercise price of $1.50 per share. Pinot was issued 660,000 warrants that convert at an exercise price of $1.50 per share. These warrants will expire in two years on January 22, 2008. We recorded the non-cash interest expense of $1,000,000 related to the amortization of the debt discount associated with the beneficial conversion features and warrants, we first allocated the $1,000,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $582,843 to the Beneficial Conversion Feature of the note and $417,157 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

While the funds received from these recent debt offerings have improved the liquidity of the Company in the short term, the Company does not generate sufficient cash from Operations to fund its activities and is required to continuously raise capital through debt and/or equity.  In order to sustain current operations and develop business plan, the Company will require additional funds for working capital.

The Company changed its accounting for the convertible notes to recognize the value attributable to the conversion rights (BCF) which affected that amount allocated to the value of the warrants. Additionally, the Company changed its amortization of the resulting debt discount to the effective interest method over the original term of the note.

The following table shows the amount allocated to warrants and BCF's for each of the notes along with warrants issued for consulting. The resulting amortization agrees with that shown in the consolidated statement of changes in shareholders’ equity.

			Black-Scholes	Amount Allocated		Discount
		Warrants	Valuation of	to the	Note	Allocated to
Issued to	Purpose	Issued	Warrants	Warrants	Amount	BCF	Warrant

Four Directors	Compensation	200,000	677,961	$677,961		-	677,961

Richard Propper	Promissory Note	200,000	550,723	262,069	500,000		262,069

Reliable Technology	Convertible Note	200,000	118,453	95,766	500,000	404,234	95,766

Redwood Consulting	Consulting	400,000	139,766	139,766

Skyway Development	Convertible Note	600,000	957,681	368,887	600,000	231,113	368,887

Han Chiu	Consulting	40,000	16,552	16,552

Margaret Kwok	Convertible Note	400,000	186,849	142,505	600,000	262,505	142,505
Propper "Warrant Penalty"				66,498
Value of Warrants Issued		2,040,000	2,647,985	$1,770,004	2,200,000	897,852	1,547,188
Allocated to BCF				897,852
MCC Global	Cancellation of	(2,500,000)	(1,436,030)	(1,436,030)
	Agreement
Total Value of Warrants Activity		(460,000)	1,211,955	1,231,826

WARRANT AND BCF ACTIVITY IN 2007

Pinot Co Ltd.	Convertible Note	660,000	715,728	417,157	1,000,000	582,843	417,157
Allocated to Note				582,843
Total Value of Warrants Activity March Quarter				1,000,000

While the funds received from these recent debt offerings have improved the liquidity of the Company in the short term, the Company does not generate sufficient cash from Operations to fund its activities and is required to continuously raise capital through debt and/or equity.  In order to sustain current operations and develop business plan, the Company will require additional funds for working capital.

At March 31, 2007, the Company had cash available of $170,882. Assuming no further capital is raised and no cash from revenues is received, we currently believe that we can satisfy our obligations through approximately March 31, 2007

            Our agreement with MD Anderson required a one-time documentation fee of $50,000, paid in 2005, and payment of annual maintenance fees for three years (2006 to 2008), regardless of whether we sell any of the products that we license from MD Anderson: $50,000 in November 2006, $75,000 in November 2007 and $90,000 in November  2008.  The milestone fees, which are contingent depending on the success of the following activities, included the payment of $50,000 upon receipt of regulatory approval of a licensed product for human diagnostic use in the United States and  $70,000 upon regulatory approval of a licensed product for human diagnostic use in any country other than the United States. In addition, we have a contingent obligation to pay royalties of $100,000 per year following the first sale of a licensed product and 5% of net sales attributable to licensed products. Anderson will have the right to terminate the agreement if we have not made a sale of a licensed product by October 2008

Finally, our agreement with Latitude Pharmaceuticals, Inc included payments totaling $1,500,000, of which $500,000 was made in April 2006. Under the terms of the Agreement, the Company acquired the exclusive distribution rights to four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Andrew Chen, the President of Latitude Pharmaceuticals, Inc., developed and owns all rights to these formulations. The contract required that we pay Latitude Pharmaceuticals, Inc. $1,000,000 in April 2007, with such amount to be paid in either cash or by the issuance of 335,000 shares of our common stock, at the discretion of the company’s President, Dr. Chen. All of the costs incurred related to the Agreement with Latitude Pharmaceuticals have been recorded as Research and Development Expenses.

In September 2007, the Company and Dr. Chen terminated the agreement to purchase exclusive distribution rights.  No further payments were made beyond the $500,000 paid on the execution of the agreement in April 2006, which amount was expensed as Research and Development Expense, and the Company relinquished all claims to any rights under the agreement

ITEM 3.  CONTROLS AND PROCEDURES

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

As disclosed in the Company’s Form 10-SB for the year ended December 31, 2006, both the Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness.  The primary concern was the adequacy of review of supporting information that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect or inadequate.  These inaccuracies were not detected by the control procedures o management reviewing the schedules and supporting documentaon, resulting in errors appearing on the financial statements and subsequent detection in the audit.  The other are of concern was the inadequate segregation of duties among the administrative staff.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.  The Company is currently revising its allocation of responsibilities in order to assure the implementation of proper controls and procedures.

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

PART II –OTHER INFORMATION

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

Registrant	Bridgetech Holdings International, Inc.
Date: January 25, 2008	By: /s/ Michael Chermak
Michael Chermak
Chairman, President, Chief Executive Officer (Principle Executive Officer)