Form 10QSB/A
period 2007-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2008-01-29
CIK 1344736

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-QSB
___________________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.
Amendment 2
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

Yes   ☐             No   ☒

The number of shares of the issuer’s common equity outstanding as of August 1, 2007was 30,106,846 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes   ☐             No   ☒

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	PART I
	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet As of June 30, 2007	3
	Condensed Consolidated Statements of Operations For the Three and six months ended June 30, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows For the Six months ended June 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements	6 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3.	Control and Procedures	23

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

CERTIFICATIONS

	Exhibit 31 –Management certification

	Exhibit 32 –Sarbanes-Oxley Act

PART I –FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
RESTATED

June 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$446,564
Accounts receivable net of allowance for bad debt	74,014
Inventory	280,755
Deposits	136,047
Prepaid expenses

Prepaid Expenses	59,646
Total current assets	997,026

Property and equipment - net	560,949

TOTAL ASSETS	$1,557,975

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,894,349
Accrued compensation	732,670
Notes payable - affiliate	757,173
Notes payable - current	3,119,040
Total current liabilities	6,503,232
Investor loans

Minority Interest	20,325

Total liabilities	6,523,557
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:

Series A 8% cumulative convertible preferred stock, $.000001 par value: 5,000,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2007.	200
Common Stock, par value $.001, 50,000,000 shares authorized, 30,106,846 shares issued at June 30, 2007	30,107
Additional paid-in-capital	45,899,186
Accumulated deficit	(50,895,074)
Total stockholders' deficit	(4,965,582)

TOTAL LIABILITIES ANDSTOCK HOLDERS' DEFICIT	$1,557,975
-

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
RESTATED

	Three Months Ended JUNE 30,		Six Months Ended JUNE 30,
	2007	2006	2007	2006
REVENUES:
Revenues	$79,512	$133,538	$119,418	$258,568

Cost of goods sold	36,393	$57,823	51,493	83,304

Gross profit	43,119	75,715	67,925	175,264

OPERATING EXPENSES:
General and administrative	4,200,460	1,122,490	8,477,134	4,299,210
Research & Development		500,000		584,615
Depreciation and amortization	89,961	88,684	191,963	106,650
Total operating expenses	4,290,421	1,711,175	8,669,097	4,990,475

OPERATING LOSS	(4,247,302)	(1,635,460)	(8,601,172)	(4,815,211)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(4,385)	417	(5,433)
Interest expense	394,360	16,934	1,243,279	24,801
Total other expense	389,975	17,351	1,237,846	24,801

LOSS BEFORE DISCONTINUED OPERATIONS	(4,637,277)	(1,652,811)	(9,839,018)	(4,840,012)

LOSS FROM DISCONTINUED OPERATIONS			38,413

LOSS BEFORE INCOME TAXES	(4,637,277)	(1,652,811)	(9,877,431)	(4,840,012)

INCOME TAX (BENEFIT) PROVISION	(250)	1,600	550	$1,600

NET LOSS	$(4,637,027)	$(1,654,411)	$(9,877,981)	$(4,841,612)

Other comprehensive (income) loss:
Foreign currency translation adjustment	$149	(58)	$2,989

TOTAL COMPREHENSIVE (INCOME) LOSS	$(4,637,176)	$(1,654,353)	$(9,880,970)	$(4,841,612)

NET LOSSPER SHARE:
Basic:	$(0.14)	$(0.07)	$(0.32)	$(0.20)

Diluted:	$(0.12)	$(0.07)	$(0.27)	$(0.22)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	29,786,099	24,080,799	28,575,135	24,080,799
Diluted	36,587,765	22,180,799	35,376,801	22,180,799

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
RESTATED

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(9,880,970)	$(4,841,612)
Adjustments to reconcile net income to net cash (used in) operating activities:
Minority Interest	(20,325)	0
Foreign currency translation	2,989	0
Depreciation and amortization	191,963	106,650

Preferred Stock Issued	100,000	0
Stock issued for services	3,301,653	1,742,650
Stock issued for commissions	619,000	0
Stock issued for acquisition		990,846
Issuance of Warrants	2,481,333	(4,000)
Changes in assets and liabilities:
Accounts receivable	(8,386)	(122,416)
Inventory	(5,775)
Accounts payable and accrued liabilities	580,362	321,551
Accrued compensation	(52,218)	102,829
Deposits	83,810	(67,054)
Other assets		29,285
Prepaid expenses	(22,114)	(126,883)
Net cash used in operating activities	(2,628,604)	(1,878,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(98,805)	(612,065)

Investment in Joint Venture		(220,374)
Goodwill		(1,521,200)
Net cash used in investing activities	(98,805)	(2,353,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans		(130,582)
Proceeds from notes payable-Affiliate	205,154	64,151
Proceeds from notes payable	2,361,636	245,743

Proceeds from issuance of common stock	56,000	4,738,042
Net cash provided by financing activities	2,622,790	4,917,354

(DECREASE) INCREASE IN CASH	(104,619)	685,561
CASH, BEGINNING OF 1st QUARTER	551,183	32,703
CASH, END OF 2nd QUARTER	$446,564	$718,264

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

On January 10, 2005, Bridgetech Holdings International, Inc. (the “Company or Bridgetech”) was incorporated in Florida. The Company primarily focuses on facilitating the transfer of medical drugs, devices and diagnostics from the United States toChina and other international locations. In February 2005, Parentech acquired Bridgetech Holdings International, Inc., issuing 1,673,438 shares of Parentech common stock to the shareholders of Bridgetech. In February 2005, Parentech changed its name to Bridgetech and ceased all activities associated with designing, developing and marketing products intended to enhance the well being of infants in order to focus on the principle business of facilitating the transfer of medical drugs, devices and diagnostics from the United States toChina and other international locations

In March 2005, Bridgetech acquired 80% of the outstanding capital of Retail Pilot. In June 2005, Bridgetech acquired the remaining 20% of the outstanding capital of Retail Pilot. Retail Pilot’s principal business is designing, providing and installing asset management and tracking products for hospitals and other health care facilities in the United States.

In June 2005, the Company acquired 100% of MedLink. Medlink’s principal business is providing hospitals and other healthcare facilities with nurses from the Philippines who are properly accredited to practice as nurses in the United States.

In June 2005, Bridgetech acquired 100% of Clarity. Clarity manages diagnostic imaging centers in Texas.

The Agreement and Plan of Merger by and between Clarity Imaging International, Inc., ECSI Acquisition Corp., and Ecash, Inc. dated March 1, 2007 was filed on Form 8-K on March 5, 2007. The transaction was not effective until April, 2007.

As a result of the merger, the Company retained a 72.5% interest in Clarity.  On June 30, 2007, the Company recorded a minority interest in the amount of $20,325 reflecting the value of the ECash common stock contributed by ECash Inc.

The Clarity Imaging International, Inc. Balance Sheet and related Statement of Operations, Statement of Shareholder's Equity and Statement of Cash Flows for the period of Inception to December 31, 2006, together with the Report of the Independent  Auditors, together with the Report of the Independent Auditors and the Un-audited Pro Forma Combined Financial Statements of Clarity Imaging International, Inc. and Ecash, Inc. was filed on Form 8-K/A on June 12, 2007.

In June 2005, Bridgetech entered into an agreement with Amcare Labs International, Inc., an affiliate of Johns Hopkins International Medical Laboratories (“Amcare”).  Under this arrangement, the Company and Amcare intended to operate a Clinical Research Organization and laboratory in China.  Bridgetech owns 67% of Amcare.  The Amcare transaction was never implemented and the corporate entity was abandoned. On April 5, 2007the Company entered into a termination agreement with Amcare under which all obligations of the agreement for both parties were terminated and the agreement was dissolved. The contract contemplated the forming of new agreement which better suited the implementation of the proposed operations.  However, the new agreement was never completed because, upon subsequent review, the Company determined that the proposed agreement would not be economically viable. The Company has no further obligations under the termination agreement.

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT”), in conjunction with the University ofHong Kong(“CUHK”).   Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating to provide clinical trial services.  Bridgetech acquired a 51 percent ownership in BMT with an initial funding of $50,000 in the form of a loan.  CUHK did not contribute any material assets to BMT for its 49 percent ownership.   Bridgetech is obligated under the BMT Agreement to provide 100 percent of the funding requirements of BMT,including additional financing over a three-year period.   Any and all additional financing will be in the form of loans which are eliminated in consolidation.

BMT R&D reported a net loss for the year ended December 2006 of $105,356 and has lost $267,910 for the six months ended June 30, 2007.   Because of the ongoing losses and the uncertainty associated with the recovery of CHUK’s share of these losses, Bridgetech did not record a minority interest receivable at December 31, 2006 and has not done so in 2007.  The losses of BMT R&D have been fully consolidated into the Company’s results, since the Company believes that these losses are not recoverable, under the funding terms of the BMT Agreement. Consequently, no minority interest presentation for BMT’s losses has been made in the financial statements.

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

3.  GOING CONCERN

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the six months ended June 30, 2007. During six months ended June 30, 2007 the Company incurred net loss of $9,880,970 and has cumulative losses of $50,895,074.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

4.  DISCONTINUED OPERATIONS

Bridgetech discontinued operations in Retail Pilot (Asset Management) as there was no business continuity with our expanded business plan for the company.  Discontinued operations for the three months ended March 31, 2007 were $38,413.

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

	For the six months ended June 31,
	2007	2006

Revenues	$6,264	9,792

Expenses
Operating	42,612	344,145

Depreciation	2,065	3,352

Total expense	44,677	347,497

Income (Loss) before income taxes	(38,413)	(337,705)

Other (Income)/Expense	0	5,762
Gain/(Loss) on Discontinued Operations	(38,413)	(343,467)
Income (Loss) from discontinued operations	$(38,413)	(343,467)

5. EQUITY

During six months ended June 30, 2007 and 2006:

Quarter Ended	Stock issued	Cash	Stock issued	Stock issued for
	for Cash	Received	for Services	Warrants Exercised
March 31, 2006	2,721,500	$2,667,460	158,000
June 30, 2006	2,042,250	2,070,582	457,000
Total Issued	4,763,750	$4,738,042	615,000	-

March 31, 2007	56,000	$56,000	1,094,286	-
June 30, 2007	-	-	827,000
Total Issued	56,000	$56,000	1,921,286	-

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

Also, in the first quarter of 2007, Mr. Kuhn, resigned as the Company’s Chief Financial Officer and returned one million shares of resticted stock to the Company.

During the second quarter of 2007, the Company issued 827,000 shares of common stock to service providers as consideration for services provided to the Company. This included 100,000 shares and 300,000 shares conveyed to Skyway Development and Jade Treasure, respectively, in conjunction with the issuance of Convertible Notes and 427,000 shares to numerous service providers. The 100,000 shares provided to Skyway Development and the 300,000 shares granted to Jade Treasure were booked as Equity Commission Expense at values of $175,000 and $444,000, respectively.  The 427,000 shares were valued at $725,900 and were accounted for as Consulting Expense. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.”

During the second quarter of 2007, on approval of the Board of Directors, the Company issued 100,000 shares of Series A Preferred Stock to Mr. Chermakin lieu of payment of deferred compensation of $100,000.  Each share of Preferred Stock shall have 500 votes on all matters to be voted by the holders of the Common Stock, and each share of Preferred Stock shall be converted, at the option of the holder, into one share of Common Stock for each share of Preferred Stock converted.  All common shares issued for services and commissions wer e recorded as an expense in the Statement of Operations.  We recorded these shares at the market value of the stock on the date issued, there was no vesting schedule in the issuance of the common shares, and there were no terms of issuance the shares were   fully vested at the issuance date.

The beneficial conversion value of $70,200, calculated for issuance of the 100,000 shares of Preferred Stock, was treated as a deemed dividend and was recorded against Paid in Capital.  The amount above was added to the reported loss from Operations for the second quarter and the six months ended June 30, 2007 solely for purposes of calculating the basic and diluted net losses per share.  The conversion value was not significant enough to impact the Company’s net loss per share calculations.

All common shares issued for services and commissions were recorded as an expense in the Statement of Operations.  We recorded these shares at the market value of the stock on the date issued, there was no vesting schedule in the issuance of the common shares, and there were no terms of issuance the shares were fully vested at the issuance date.

6.  DEBT

During 2006, the Company negotiated and completed the issuances of Debt Instruments, with four investors.One of the notes had been paid in full by December 31, 2006, and the principal balances of the three outstanding notes aggregated to $1,700,000 at year end. These three notes have due dates from August through November 2007 and contain provisions that require immediate payment in full within one week of completion of a significant equity financing.

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

In addition, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note due on April 14, 2007.  This note was extended to November 13, 2007 on its due date of April 14, 2007.  As consideration for this extension, Skyway received an additional 100,000 common shares (which are subject to certain restrictions on resale).These shares were valued at a total of $175,000, based on a market price of $1.75 per share and equity commission in this amount was recorded on April 14, 2007.

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

The Company borrowed $1,000,000 from Pinot Co., Ltd. On January 22, 2007 at an 8% interest rate of 8 % on a convertible note, due on July 22, 2007. The balance of this note was reduced to $900,000 in July 2007 with a payment of $100,000. Pinot Co. Ltd. could convert the unpaid principal and interest into the Company’s Common Stock at a conversion price of $1.50 per share.  Pinot Co. Ltd. was issued 660,000 warrants that convert an exercise price of $1.50 per share.  These warrants will expire in two years on January 22, 2008.  The Company recorded non-cash interest expense of $1,000,000 related to the amortization of the debt discount associated with the beneficial conversion features and warrants.  We first allocated the $1,000,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $582,843 to the Beneficial Conversion Feature of the note and $417,157 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

The Company borrowed $200,000 from Redwood Consulting on April 2, 2007 at an 8% interest rate which is due on April 1, 2008.  The note, and any accrued interest, is convertible into the Company’s Common Stock at $1.50 per share, at any time.  The note did not have any warrants attached.

On April 26, 2007, the Company borrowed $600,000 from Margaret Kwok at an 8% interest rate, also on a convertible note, which is due on April 25, 2008.  The principal balance of this note, along with any unpaid interest, is convertible into the Company’s Common shares at $1.50 per share at any time.   Kwok was issued 400,000 warrants that convert at $1.50 per share.  Using the Effective Conversion Rate Method, the Company determined that the warrants and conversion features had negative value.  The Company recorded as non-cash interest expense $38,011 related to the amortization of the discount attributable to the beneficial conversion features and warrants.  We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $25,455 to the Beneficial Conversion Feature of the note and $105,455 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

The Company borrowed $500,000 from Jade Treasure on April 30, 2007 at an 8% interest rate, also on a convertible note, which is due in two years on April 29, 2009.  Jade Treasure was issued 500,000 warrants that convert at $1.50 strike price. These warrants will expire in two years on April 30, 2009.  The note with Jade Treasure, and any unpaid interest, is convertible into the Company’s Common shares at $1.50 per share at any time. The Company recorded as non-cash interest expense $38,011 related to the amortization of the discount attributable to the beneficial conversion features and warrants.  We first allocated the $500,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $22,384 to the Beneficial Conversion Feature of the note and $15,627 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

There were no options granted in the end of the period of June 30, 2007 and all options previously granted have been cancelled due to the lack of executed option agreements.

7. CORRECTION OF AN ERROR

The correction of errors in the six months ended June 30, 2006 from the six month 2006 results originally filed total a decreased loss of ($1,669,597).  The net loss originally filed was ($6,511,209) compared to a smaller loss of ($4,841,612) in the current filing. The decreased loss included the reversal of a $1,000,000 accrual related to a payment due in 2007 to Latitude Pharmaceutical for the distribution rights to new pharmaceutical products.  The payment was determined to be non-binding and was reversed. In addition, the decreased loss included the reversal of $550,723 and $118,453 in operating expenses previously related to the value of the warrants issued in conjunction with Convertible Notes issued to Propper and Reliable Technology, respectively.  The Company had previously expensed the value of these warrants calculated using the Black-Scholes method.  The Company changed its method of accounting to the Effective Interest Rate Method to recognize the values attributed to the conversion rights and warrants, and expensed $141 as interest expense.  Lastly, the Company recognized a foreign exchange gain of $562.

The correction of errors in the six months ended June 30, 2007from the six months ended June 30, 2006 resultsoriginally filed total an increased loss of ($290,464).  The original loss reported was ($9,590,506) compared to a loss of ($9,880,970) in this current report.  The Company changed its method of accounting for warrants issued in conjunction with Convertible Notes to the Effective Interest Rate Method.  As a result, expense of $731,859, related to the value of warrants under the Black-Scholes method, was reversed.  This savings was more than offset by the amortization of beneficial conversion features and warrants totaling $1,090,821.In addition, the Company reversed anaccrued expense of $66,498 related to the Propper convertible note. The note was in default at December 31, 2006 and the Company accrued $ 66,498 as an estimated liability to compensate Mr.Propper for this default at year end 2006.  As a result, a similar accrual made in 2007 was reversed.

	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006	June 30, 2006
	As Originally	As	Effect of	As Originally	As	Effect of
Assets	Reported	Adjusted	Change	Reported	Adjusted	Change
Total Assets	$1,557,975	$1,557,975	$-	$-	$-	$-
Liabilities
Total Liabilities	$8,519,898	$6,523,557	$(1,996,341)	$-	$-	$-
Stockholders' Equity
Accumulated deficit	$(52,503,027)	$(50,895,074)	$1,607,953	$-	$-	$-
Operating expenses	$9,513,706	$8,669,097	$844,609	$6,671,666	$4,990,475	$1,681,191
Other expenses	$151,626	$1,237,846	$(1,086,220)	$24,660	$24,801	$(141)
Net loss	$(9,590,506)	$(9,880,970)	$(290,464)	$(6,511,209)	$(4,841,612)	$1,669,597
Net loss per share	$(0.32)	$(0.32)	$-	$(0.27)	$(0.20)	$(0.07)
Statement of Cash Flows
Net loss	$(9,590,506)	$(9,880,970)	$(290,464)	$(6,511,209)	$(4,841,612)	$1,669,597
Net cash used in operating activities	$(2,680,227)	$(2,628,604)	$51,623	$(2,522,219)	$(1,878,154)	$644,065
Net cash used in investing activities	$(81,174)	$(98,805)	$(17,631)	$(2,320,070)	$(2,353,639)	$(33,569)
Net cash provided by financing activities	$2,656,782	$2,622,790	$(33,992)	$5,527,850	$4,917,354	$(610,496)
Cash - Beginning of 1st Quarter	$551,183	$551,183	$-	$32,703	$32,703	$-
Cash - End of 2nd Quarter	$446,564	$446,564	$-	$718,264	$718,264	$-

ITEM 2 - MANAGEMENT’S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements”within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future”and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors”in the Company’s Annual Report on Form 10-SB for the year ended December 31, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview and Plan of Operations

The corporation that is the original predecessor of the Company was originally incorporated in Delaware onJune 4, 1991. From 1991 through 2002, this predecessor, which was originally named “Huggie Heart, Inc.,”engaged in several different businesses, a merger and several similar corporate transactions, and changed its name several times. In November 2002, this entity acquired Parentech, Inc., a Delaware corporation, and changed its name to “Parentech, Inc.”

From its acquisition of Parentech until the end of 2004, the Company’s primary business was designing, developing and marketing products intended to enhance the well-being of infants. In particular, the Company developed and sold the “Nature’s Cradle Sound and Motion System,”an infant environmental transition system designed to reduce the stress experienced by infants in the post partum period by simulating certain aspects of their pre-birth environment. On December 20, 2004, the Company filed notice of the termination of the registration of its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Company has incurred an accumulated deficit of  $50,895,074 as of June 30, 2007, and current liabilities exceeded current assets by $5,506,206 as of June 30, 2007. We cannot assure you that we will be successful in these fundraising activities.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made.Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collection is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. For nurse placements, revenue is recognized upon delivery of the nurse in the U.S.to the customer and upon completion of hours worked by a nurse for whom we receive hourly royalties. For nurses placed under a fixed fee arrangement, revenues are recognized under the percentage of completion basis, upon completion of agreed-upon milestones. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005(and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS 123(R) in January 2006 to have a material impact on the financial statements.

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

Our company, Bridgetech Holdings International, Inc. (the “Company”) is an early-stage company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States toChina and other international locations. Our strategy is to focus on four key steps in this process: identifying appropriate drugs and other medical products for transfer, assisting in obtaining regulatory approval for those products, distributing the products once such approval is obtained and developing an education component, including a web portal, to disseminate information about healthcare and, more specifically, the products.

In furtherance of our strategy, we have entered into several material agreements. We have entered into agreements with the Mary Crowley Medical Research Center and the M.D. Anderson Cancer Center at the University ofTexas to conduct clinical trials in China for these institutions and to commercialize products that they provide to us.

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

Nurse Recruitment and Training:
According to the American Hospital Association and the American Nursing Association, the U.S.is currently experiencing a shortage of qualified nurses. Revenues decreased to $39,900 for the six months ended June 2007 from $127,499 reported for the six months ended June 2006.  The decrease of $87,599 was solely due to fewer nurse placements and advance fees under contracts with hospitals for the delivery of nurses.  The operating loss increased by $32,045 to $37,206 for the first six months of 2007 from $5,161 reported for the first six months of 2006.  Although travel and other nurse recruitment costs decreased in the first six months of 2007, the lower revenue in 2007 was insufficient to cover the fixed operating costs.

	Six Months Ended June 30,
	2007	2006	Net Change
Revenue	39,900	127,499	(87,599)
Operating Loss	(37,206)	(5,161)	(32,045)

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

	Six Months Ended June 30,
	2007	2006	Net Change
Revenue	3,071		0
Operating Loss	(930,546)	(359,177)	(571,369)

Corporate-Level Expenses

	Six Months Ended June 30,
	2007	2006	Net Change
Corporate Level Expenses	(8,499,602)	(4,384,356)	(4,115,246)

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

In May and June 2006, we entered into a relationship with the Chinese University ofHong Kong(“CUHK”). Together, we and CUHK have formed Bridgetech Medical Technologies Research & Development Limited (“BMT R&D”) which operates for the purpose of  providing clinical trials services. We own 51% of BMT R&D, and CUHK owns 49%. In connection with the formation of BMT R&D, BMT R&D and CUHK entered into an agreement pursuant to which CUHK will facilitate BMT R&D’s access to experts, both inside and outside of CUHK, to CUHK’s facilities and employees and to CUHK’s network of collaborators in China, all for the purpose of conducting clinical trials. In return, BMT R&D will maintain adequate funding, establish an office in Hong Kong, introduce trials to “investigators”who will manage individual clinical trials and perform other tasks. Since the formation in May 2006, Bridgetech has financed 100% of BMT R&D and has responsibility for all of the future financing. . No other parities have provided any financing for this venture. The financial statements of BMT R&D have been fully consolidated into the Company’s financial statements.

Bridgetech has formed two Wholly Owned Foreign Enterprises (WOFE) which have been approved in China. These are China domiciled legal entities also referred to as special purpose vehicles. The first WOFE (approved September 06) is Guangzhou Bridgetech Medical Technologies Development Company Limited (GBMT). This WOFE was organized to handle regulatory registration of drugs and medical devices with the SFDA. The second WOFE (approved December 06)is called Guangzhou Bridgetech Medicines Company Limited (‘GBM’). This WOFE was organized to manage the wholesaling of drugs and medical devices within China.

On March 1, 2007, the Company entered into an Agreement and Plan of Merger, by and among ECash, Inc., a Delaware corporation (“Company”), ECSI Acquisition Corp., a Florida corporation (“Acquisition Corp.”), and Clarity Imaging International, a Texas corporation (“Clarity”). Clarity Imaging International, Inc. is a wholly-owned subsidiary of Bridgetech Holdings International, Inc., which is publicly traded under the symbol BTGH.PK. The closing of this transaction took place in June 2007 when there was a final delivery of stock and cash.  Reflecting the completion of this merger and subsequent cancellation of certain stock, Clarity had 17,213,889 common shares outstanding as of June 30, 2007.  Bridgetech Holdings International, Inc. held 12,390,400 shares of the Company as of this date, which shares represented 72.5 percent of the Company’s outstanding shares.

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

CRO Services in China

As the demand for private healthcare increases, we believe that there will be an increasing need for clinical trials in China. These services are necessary to facilitate the testing and analysis required in the regulatory approval process in order for new products to be introduced into the China market, both from outside China and from within China. China has been working to increase the level of quality in its research and development facilities by, among other things, moving towards the adoption of the United States’Good Laboratory Practice (“GLP”) guidelines (as set forth by the FDA).In January 2005, the country certified seven GLP compliant facilities, but the total in China is still less than 20.

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

Preclinical testing and clinical trials in China cost less than they do in some other developed countries, and the time from drug discovery to marketing is often half that in Europe and the U.S.In order to attract research from global pharmaceutical firms, we believe that China must continue to develop the quality standards and sophistication necessary to manage the complex approval process and conduct the trials in such a way as to allow the data to be used to augment domestic research. China could become a critical component of the global clinical trials market because it offers access to a wide array of ethnic populations and genetic variations.

International Nurse Recruitment and Training

According to both the American Hospital Association and the American Nursing Association, the U.S.is currently experiencing a shortage of approximately 300,000 nurses. Due to the lack of qualified nurse instructors for nursing schools, high turnover and mandated nurse-to-patient ratios, this shortage is expected to get worse, with the number of open nursing positions projected to exceed one million by 2015. We believe that hospitals and other healthcare employers will increasingly look to fill these positions with foreign-born nursing professionals.

Clarity Imaging International, Inc.

On March 1, 2007, we entered into an agreement and plan of Merger, by and among E Cash, Inc. a Delaware Corporation (“Company”), ECSI Acquisition Corp., a Florida Corporation (“Acquisition Corp.”) and Clarity Imaging international, a Texas Corporation (“Clarity”). Clarity specializes in the packaging and delivery of diagnostic services and other innovative and highly leveragable health care technologies and or services. As part of the plan of merger, the Company will change its name to Clarity MD, Inc.  The Merger agreement was finalized on June 1, 2007, whereby all the officers and directors of the Company resigned and the officers of Clarity were appointed.  For accounting purposes, the merger will be treated as a reverse merger and the historical financial statements of Clarity will become the historical financial statements of the Company.

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

Additional Information

Bridgetech files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Roomby calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

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

General & Administrative

General and Administrative Costs totaled $8,477,134 for the six months ended June 30, 2007 compared to $4,299,210 for the six months ended June 2006. The increase of $4,177,924 was primarily the result of an increase in parent company and Asian overhead costs which increased $3,882,385 and $502,803, respectively, between the two periods. The majority of the increase in the parent company reflects expenses related to the issuance of common shares for services and commissions which totaled $4,020,653 for the six months ended June 2007 compared to $1,842,160 for the comparable six months of 2006. The balance of the increase reflects an increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters.

Depreciation

Depreciation and Amortization expense increased to $191,963 for the period ended June 2007 from $106,650 for the first six months of 2006. The increase is due to the purchase of new assets, including furniture, computer equipment and servers, and the telephone system at the Company’s corporate office in San Diego, and leasehold improvement costs both in the United States andAsia.

Interest Expense

Interest Expense increased to $1,243,279 for the six months ended June 2007 from $24,801 reported in the comparable six months of 2006. Interest Expense for the six months ended June 2007 included  $1,090,821 of expense related to the amortization of the beneficial conversion features of these notes and related warrants, using the Effective Interest Rate method.  The Company changed its accounting method to properly recognize the values of the warrants attached to these notes and the favorable conversion features of the notes. The notes and the calculations are more fully described in the Liquidity section and in the Notes to the financial statements.  Interest Expense in 2007 reflected interest on Promissory Notes with principal balances totaling $4,151,864, as well as loans from affiliates and employees totaling $799,063.Promissory Notes and loans from affiliates totaled $1,499,689 at June 30, 2006.

Discontinued Operations

Bridgetech discontinued operations in Retail Pilot (Asset Management) as there was no business continuity with our expanded business plan for the company.  Discontinued operations for June 30, 2007 were ($38,413) loss. On January 1, 2007, the Company ceased operations of its Asset Management business and decided to look for a merger opportunity.See Note 4 to the Financial Statements.

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

The Company has financed operations principally through private sales of equity securities and, to a lesser extent, through the issuance of Debt. The Company raised $56,000 from the sale of common stock during the six months ended June 30, 2007 and issued 1,921,286 common shares in connection with services rendered.  The sales of common stock were completed at a price of $1.00 per share. This price represented a discount to the price per share of common stock quoted on the pink sheets. This discount was attributable to the lack of liquidity of the shares, our need for working capital and other considerations.  The stock issued for services was valued at the market price of the date it was issued and expensed in the financial statements.  The commons shares were issued for services and were charged to the statement of operations.  The shares issued for services do not have any vesting schedule and the shares were issued at the market value of the stock at the date of issuances.

During 2006, the Company negotiated and completed the issuances of Debt Instruments, with four investors.One of the notes had been paid in full by December 31, 2006, and the principal balances of the three outstanding notes aggregated to $1,700,000 at year end. These three notes have due dates from August through November 2007 and contain provisions that require immediate payment in full within one week of completion of a significant equity financing.

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

In addition, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note due on April 14, 2007.  This note was extended to November 13, 2007 on its due date of April 14, 2007.  As consideration for this extension, Skyway received an additional 100,000 common shares (which are subject to certain restrictions on resale).These shares were valued at a total of $175,000, based on a market price of $1.75 per share and equity commission in this amount was recorded on April 14, 2007.

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

The Company borrowed $1,000,000 from Pinot Co., Ltd. On January 22, 2007 at an 8% interest rate of 8 % on a convertible note, due on July 22, 2007. The balance of this note was reduced to $900,000 in July 2007 with a payment of $100,000. Pinot Co. Ltd. could convert the unpaid principal and interest into the Company’s Common Stock at a conversion price of $1.50 per share.  Pinot Co. Ltd. was issued 660,000 warrants that convert an exercise price of $1.50 per share.  These warrants will expire in two years on January 22, 2008.  The Company recorded non-cash interest expense of $1,000,000 related to the amortization of the debt discount associated with the beneficial conversion features and warrants.  We first allocated the $1,000,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $582,843 to the Beneficial Conversion Feature of the note and $417,157 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

The Company borrowed $200,000 from Redwood Consulting on April 2, 2007 at an 8% interest rate which is due on April 1, 2008.  The note, and any accrued interest, is convertible into the Company’s Common Stock at $1.50 per share, at any time.  The note did not have any warrants attached.

On April 26, 2007, the Company borrowed $600,000 from Margaret Kwok at an 8% interest rate, also on a convertible note, which is due on April 25, 2008.  The principal balance of this note, along with any unpaid interest, is convertible into the Company’s Common shares at $1.50 per share at any time.   Kwok was issued 400,000 warrants that convert at $1.50 per share.  Using the Effective Conversion Rate Method, the Company determined that the warrants and conversion features had negative value.  The Company recorded as non-cash interest expense $38,011 related to the amortization of the discount attributable to the beneficial conversion features and warrants.  We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $25,455 to the Beneficial Conversion Feature of the note and $105,455 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

The Company borrowed $500,000 from Jade Treasure on April 30, 2007 at an 8% interest rate, also on a convertible note, which is due in two years on April 29, 2009.  Jade Treasure was issued 500,000 warrants that convert at $1.50 strike price. These warrants will expire in two years on April 30, 2009.  The note with Jade Treasure, and any unpaid interest, is convertible into the Company’s Common shares at $1.50 per share at any time. The Company recorded as non-cash interest expense $38,011 related to the amortization of the discount attributable to the beneficial conversion features and warrants.  We first allocated the $500,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $22,384 to the Beneficial Conversion Feature of the note and $15,627 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

The Company changed its accounting for the convertible notes to recognize the value attributable to the conversion rights (BCF) which affected that amount allocated to the value of the warrants. Additionally, the Company changed its amortization of the resulting debt discount to the effective interest method over the original term of the note.

The following table shows the amount allocated to warrants and BCF”s for each of the notes along with warrants issued for consulting. The resulting amortization agrees with that shown in the consolidated statement of changes in shareholders’ equity.

Warrant Activity in 2006			Black-Scholes	Amount Allocated		Discount
		Warrants	Valuation of	to the	Note	Allocated to
Issued to	Purpose	Issued	Warrants	Warrants	Amount	BCF	Warrant

Four Directors	Compensation	200,000	677,961	$677,961		-	677,961

Richard Propper	Promissory Note	200,000	550,723	262,069	500,000		262,069

Reliable Technology	Convertible Note	200,000	118,453	95,766	500,000	404,234	95,766

Redwood Consulting	Consulting	400,000	139,766	139,766

Skyway Development

Han Chiu	Consulting	40,000	16,552	16,552

Margaret Kwok	Convertible Note	400,000	186,849	142,505	600,000	262,505	142,505
Propper "Warrant Penalty"				66,498
Value of Warrants Issued		2,040,000	2,647,985	$1,770,004	2,200,000	897,852	1,547,188
Allocated to BCF				897,852
MCC Global	Cancellation of	(2,500,000)	(1,436,030)	(1,436,030)
	Agreement
Total Value of Warrants Activity		(460,000)	1,211,955	1,231,826

WARRANT AND BCF ACTIVITY IN 2007
March Quarter
Pinot Co Ltd.	Convertible Note	660,000	715,728	417,157	1,000,000	582,843	417,157
Allocated to BCF				582,843
Total Value of Warrants Activity March Quarter				1,000,000

June Quarter

Jade Treasure	Convertible Note	500,000	16,131	15,627	500,000	22,384	15,627

Margaret Kwok	Convertible Note	400,000	127,942	105,455	600,000	25,455	105,455

Johnson Lau	Compensation	2,000,000	1,312,412	1,312,412			1,312,412
Value of Warrants Issued		2,900,000	1,456,485	1,433,494	1,100,000	47,839	1,433,494
Allocated to BCF				47,839
		2,900,000	1,456,485	1,481,333

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

During the second quarter of 2007, on approval of the Board of Directors, the Company issued 100,000 shares of Series A Preferred Stock to Mr. Chermakin lieu of payment of deferred compensation of $100,000.  Each share of Preferred Stock shall have 500 votes on all matters to be voted by the holders of the Common Stock, and each share of Preferred Stock shall be converted, at the option of the holder, into one share of Common Stock for each share of Preferred Stock converted.

The beneficial conversion value of $ 70,200, calculated for issuance of the 100,000 shares of Preferred Stock, was treated as a deemed dividend and was recorded against Paid in Capital.  The amount above was added to the reported loss from Operations for the second quarter and the six months ended June 30, 2007 solely for purposes of calculating the basic and diluted net losses per share.  The conversion value was not significant enough to impact the Company’s net loss per share calculations.

Our agreement with MD Anderson required a one-time documentation fee of $50,000, paid in 2005, and payment of  annual maintenance fees for three years (2006 to 2008), regardless of whether we sell any of the products that we license from MD Anderson: $50,000 in November  2006, $75,000 in November  2007 and $90,000 in November  2008.  The milestone fees, which are contingent depending on the success of the following activities,  included the payment of $50,000 upon receipt of regulatory approval of a licensed product for human diagnostic use in the United States  and  $70,000 upon regulatory approval of a licensed product for human diagnostic use in any country other than the United States. In addition, we have a contingent obligation to pay royalties of $100,000 per year following the first sale of a licensed product and 5% of net sales attributable to licensed products. Anderson will have the right to terminate the agreement if we have not made a sale of a licensed product by October 2008

Finally, our agreement with Latitude Pharmaceuticals, Inc included payments totaling $1,500,000 , of which $500,000 was made in April 2006 on the execution of the agreement. Under the terms of the Agreement, the Company acquired the exclusive distribution rights to four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan.  The contract required that we pay Latitude Pharmaceuticals, Inc. $1,000,000 in April 2007, with such amount to be paid in either cash or by the issuance of 335,000 shares of our common stock, at the discretion of the company’s President, Dr. Chen.  In September 2007, the Company and Dr. Chen terminated the agreement to purchase exclusive distribution rights.  No further payments were made beyond the $500,000 paid on the execution of the agreement in April 2006, which amount was expensed as Research and Development Expense, and the Company relinquished all claims to any rights under the agreement.

ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of March 31, 2007 andJune 30, 2007 were not effective due to material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes and information technology security protocols.

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

b. Changes in Internal Controls over Financial Reporting

There have been no material changes in our internal controls over financial reporting or in other factors that could materially effect, or reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2007 andJune 30, 2007  (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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