Form 10QSB/A
period 2007-09-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2008-01-30
CIK 1344736

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________
FORM 10-QSB/A
____________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.
Amendment 1

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

RESTATED

	Three Months Ended		Nine Months Ended
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

REVENUES:
Revenues	$44,665	$127,487	$164,083	$386,055

Cost of goods sold	117,448	$68,953	168,941	152,257

Gross profit	(72,783)	58,534	(4,858)	233,798

OPERATING EXPENSES:
General and administrative	2,931,284	1,677,559	11,408,418	5,976,769
Research & Development		(8,012)		576,603
Depreciation and amortization	74,521	31,286	266,484	137,936
Total operating expenses	3,005,805	1,700,833	11,674,902	6,691,308

OPERATING LOSS	(3,078,588)	(1,642,299)	(11,679,760)	(6,457,510)

OTHER (INCOME) AND EXPENSES
Interest and other Income	(68,946)		(74,379)
Interest expense	1,100,191	124,056	2,343,470	148,857
Total other expense	1,031,245	124,056	2,269,091	148,857

LOSS BEFORE DISCONTINUED OPERATIONS	(4,109,833)	(1,766,355)	(13,948,851)	(6,606,367)

LOSS FROM DISCONTINUED OPERATIONS			38,413

LOSS BEFORE INCOME TAXES	(4,109,833)	(1,766,355)	(13,987,264)	(6,606,367)

INCOME TAX (BENEFIT) PROVISION	(62)		488	1,600

NET LOSS	$(4,109,771)	$(1,766,355)	$(13,987,752)	$(6,607,967)

Other comprehensive (income) loss:
Foreign currency translation adjustment	17,873		20,862
Minority Interest	(82,164)		(82,164)
TOTAL COMPREHENSIVE (INCOME) LOSS	$(4,045,480)	$(1,766,355)	$(13,926,450)	$(6,607,967)

NET LOSS PER SHARE:
Basic:	$(0.13)	$(0.07)	$(0.48)	$(0.26)

Diluted:	$(0.11)	$(0.07)	$(0.40)	$(0.25)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	30,418,803	25,065,799	29,196,444	25,065,799
Diluted	35,976,792	26,065,799	34,754,433	26,065,799

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

RESTATED

September 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$189,468
Accounts receivable net of allowance for bad debt	65,967
Minority interest receivable	82,164
Inventory	215,955
Deposits	81,597
Prepaid expenses	98,767
Total current assets	733,918

Property and equipment - net	765,049

TOTAL ASSETS	$1,498,967

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,127,527
Accrued compensation	807,670
Notes payable - affiliate	803,472
Notes payable - current	4,608,461
Total current liabilities	8,347,130
Investor loans

Minority Interest	20,325

Total liabilities	8,367,455
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value: 10,000,000 shares authorized, 100,000 shares issued and outstanding at September 30, 2007.	200
Common Stock, par value $.001, 50,000,000 shares authorized, 30,806,846 shares issued at September 30, 2007	30,807

Additional paid-in-capital	48,041,064
Accumulated deficit	(54,940,559)
Total stockholders' deficit	(6,868,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,498,967

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

RESTATED
	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(13,926,450)	$(6,607,967)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Minority Interest	20,325
Foreign currency translation
Equity adjustment - Ecash Merger	(55,234)
Depreciation and amortization	266,484	137,936
Stock issued for services	4,437,378	2,074,150
Stock issued for acquisitions		990,846
Issuance of Preferred Stock	100,000
Issuance of Options	1,295,100
Issuance of Warrants	2,815,809	143,766
Changes in assets and liabilities:
Accounts receivable	(339)	(171,051)
Minority interest receivable	(82,164)
Inventory	59,025	(143,439)
Accounts payable and accrued liabilities	813,540	436,490
Accrued compensation	22,782	140,041
Deposits	138,260	7,463
Other assets	0	(135,826)
Prepaid expenses	(61,234)	(68,831)
Net cash used in operating activities	(4,156,718)	(3,196,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(362,357)	(667,872)
Investment in Joint Venture		(39,056)
Goodwill		(1,496,167)
Net cash used in investing activities	(362,357)	(2,203,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of investors loans	(341,442)
Proceeds from notes payable-Affiliate	592,895	160,570
Proceeds from notes payable	3,851,057	254,669
Proceeds from issuance of common stock	54,850	5,476,111
Net cash provided by financing activities	4,157,360	5,891,350

(DECREASE) INCREASE IN CASH	(361,715)	491,833
CASH, BEGINNING OF 1st QUARTER	551,183	32,703
CASH, END OF 3rd QUARTER	$189,468	$524,536

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

Subsequent to the completion of the merger on June 30, 2007, Clarity Imaging, Inc. reported a loss of $298,779 for the quarter ended September 30, 2007. As a result, the Company recorded a minority interest gain of $82,164 and a related receivable to recover our partner’s 27.5 percent share of these losses for the quarter.

The Clarity Imaging International, Inc. Balance Sheet and related Statement of Operations, Statement of Shareholder's Equity and Statement of Cash Flows for the period of Inception to December 31, 2006, together with the Report of the Independent Auditors, and the Un-audited Pro Forma Combined Financial Statements of Clarity Imaging International, Inc. and Ecash, Inc. was filed on Form 8-K/A on June 12, 2007.

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

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT”), in conjunction with the University ofHong Kong(“CUHK”).   Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating to provide clinical trial services.  Bridgetech acquired a 51 percent ownership in BMT with an initial funding of $50,000 in the form of a loan.  CUHK did not contribute any material assets to BMT for its 49 percent ownership.   Bridgetech is obligated under the BMT Agreement to provide 100 percent of the funding requirements of BMT, including additional financing over a three-year period.   Any additional financing will be in the form of loans which will be eliminated in consolidation.

BMT R&D reported a net loss for the year ended December 2006 of $105,356 and has lost $372,959 for the nine months ended September 30, 2007.   Because of the ongoing losses and the uncertainty associated with the recovery of CHUK’s share of these losses, Bridgetech did not record a minority interest receivable at December 31, 2006 and has not done so in 2007.  The losses of BMT R&D have been fully consolidated into the Company’s results.

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

3. GOING CONCERN

The accompanying Condensed Consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the nine months ended September 30, 2007. During nine months ended September 30, 2007 the Company incurred a net loss of $13,926,450 and has cumulative losses of $54,940,559.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

	For the Period ended
	September 30,
	2007	2006

Revenues
	$6,264	42,706

Expenses
		411,154
Operating	42,612

Depreciation	2,065	6,112

Total expense	44,677	417,266

Income (Loss) before income taxes	(38413)	(374,560)

Other (Income)/Expense	0	16,102
Gain/(Loss) on Discontinued Operations	(38,413)	(390,662)
Income (Loss) from discontinued operations	$(38,413)	(390,662)

5. EQUITY

During nine months ended September 30, 2007 and 2006:

Quarter Ended	Stock Issued for Cash	Cash Received	Stock Issued for Services	Stock Issued for Warrants Exercised

March 31, 2006	2,721,500	$2,666,562	158,000
June 30, 2006	2,042,250	2,037,356	457,000
September 30, 2006	775,000	772,193	210,000
Total Issued	5,538,750	$5,476,111	825,000

March 31, 2007	56,000	$54,850	1,094,286
June 30, 2007			827,000
September 30, 2007	-	-	700,000
Total Issued	56,000	$54,850	2,621,286

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

During the third quarter of 2007, the Company issued 700,000 shares of common stock to four debtors related to the execution of Convertible Notes and an Advisory Agreement.  This included an additional 300,000 shares and 100,000 shares to Jade Treasure and Skyway Development, respectively, for equity commissions.  They were valued at $216,000 and $72,000, respectively.  In addition, 100,000 shares were issued to Richard Li for consulting at a value of $72,000 and 200,000 shares were granted to Objective Capital in conjunction with an agreement to raise capital. These were valued at $144,000. No solicitation was made nor was any underwriter involved in this issuance. The offer and sale of the securities above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

During the nine months ended September 30, 2007, the Company granted a total of 3,517,989 warrants to five third party investors in conjunction with the issuance of convertible debt and/or in conjunction with an agreement to assist the Company to locate additional equity and debt investors.  The warrants had conversion prices from $1.00 to $1.50 per share and have expiration dates ranging form 2008 to 2017.  The Company recorded an expense of $2,815,809 related to these warrants.

6.           OPTIONS

The Company has two stock option plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Stock Option Plan (the “2005 Plan”). There are currently no options outstanding under the 2001 Plan, and as a result of the 1-for-200 reverse split of the Company’s outstanding stock earlier this year and the corresponding adjustment to the 2001 Plan, only 10,000 options remain available for future issuance under the 2001 Plan. The Company does not intend to grant any more options under the 2001 Plan. The Company’s 2005 Plan, which was implemented after the reverse split, provides for the grant of options to purchase up to 5,000,000 shares of the Company’s common stock at consideration to be determined from time-to-time by the Company’s Board of Directors. Both plans have been approved by the Company’s Board of Directors and shareholders.

2005 Plan.A total of 5,000,000 shares were reserved for issuance from time to time under the 2005 Plan. This number would be adjusted in the event of any change in the outstanding common stock of the Company by reason of any stock dividend, stock split or similar corporate change. If an option granted under the 2005 Plan expires or otherwise terminates without having been exercised, the shares of common stock subject to such option shall be available for grant again under the 2005 Plan. In July 2007, the Company granted4,660,000 options under the 2005 Plan.

The 2005 Plan is administered by the Company’s Board of Directors. The Board of Directors may grant options to any employee, consultant or director of the Company or any of its subsidiaries. On the date of grant, the board of directors will determine the vesting schedule, expiration date and option exercise price for each option. The per-share exercise price of any incentive stock option, or ISO, may not be less than the fair market value of a share of the Company’s stock on the date of grant, as determined in accordance with the terms of the 2005 Plan. The per-share exercise price of any non - qualified stock option, or NSO, may not be less than 85% of the fair market value of a share of the Company’s common stock on the date of grant.

Any increase in the maximum number of shares for which options may be granted under the 2005 Plan must be approved by the Company’s shareholders.

Eligibility

The persons who shall be eligible to receive Options shall be employees, directors, or consultants of the Company or any of its Affiliates ("Optionees"). The term consultant shall mean any person who is engaged by the Company to render services and is compensated for such services, and any director of the Company whether or not compensated for such services; provided that, if the Company registers any of its securities pursuant to the Securities Act of 1933, as amended (the "Act"), the term consultant shall thereafter not include directors who are not compensated for their services or are paid only a director fee by the Company.

The Plan authorizes the granting of both incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986 ("ISO"), and non-statutory stock options ("NQO") to purchase Common Stock. All employees of the Company and its affiliates are eligible to participate in the Plan. The Plan also authorizes the granting of NQO's to non-employee Directors and others performing services to the Company.

Any Incentive Stock Option granted to a person who at the time the Option is granted owns stock possessing more than ten percent (10%) of the total combined voting power of value of all classes of stock of the Company, or of any Affiliate, ("Ten Percent Holder") shall have an Option Price of no less than one hundred ten percent (110%) of the fair market value of the common stock as of the date of grant. Incentive Stock Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an Option price of no less than one hundred percent (100%) of the fair market value of the common stock as of the date of grant. Nonstatutory Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an Option Price determined by the Board as of the date of grant.

No option granted pursuant to the Plan is transferable otherwise than by will or the laws of descent and distribution. If there is a stock split, stock dividend, or other relevant change affecting the Company's shares, appropriate adjustments would be made in the number of shares that could be issued in the future and in the number of shares and price under all outstanding grants made before the event. Future options may also cover such shares as may cease to be under option by reason of total or partial expiration, termination or voluntary surrender of an option.

The aggregate fair market value (determined at the time an option is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the Plan shall not exceed $100,000. Any Option granted to an Employee of the Company shall become exercisable over a period of no longer than ten(10) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of ten(10) years from the date it is granted. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

The fair value of each option grant wasestimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life (years)	3.0
Risk-Free interest rate	4.9%
Expected Volatility	113%
Expected Dividend Yield	0.00%

At September 30, 2007 we had 4,660,000 options outstanding with an exercise price of $.80, an expected life of  three years and vested from immediately upon grant to three years on a quarterly basis. Of those granted  2,325,833 have vested. All such Common Stock Equivalentshave been excluded from the diluted per share calculations for three and nine month periods ended September 30, 2007 because the result would have been anti-dilutive.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Compensation cost which is based on the fair value of options granted is recognized as they vest.During the quarter ended September, the Company recorded expense of $1,295,100 related to the issuance of the 4,660,000 options.

7.           DEBT

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

On April 26, 2007, the Company borrowed $600,000 from Margaret Kwok at an 8% interest rate, also on a convertible note, which is due on April 25, 2008.  The principal balance of this note, along with any unpaid interest, is convertible into the Company’s Common shares at $1.50 per share at any time.   Kwok was issued 400,000 warrants that convert at $1.50 per share.  Using the Effective Conversion Rate Method, the Company determined that the warrants and conversion features had negative value.  The Company recorded as non-cash interest expense $130,910 related to the amortization of the discount attributable to the beneficial conversion features and warrants.  We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $25,455 to the Beneficial Conversion Feature of the note and $105,455 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

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

During the quarter ended September 2007, the Company issued twelve convertible notes with principal ranging from $37,500 to $100,000 and aggregating $748,500. The conversion terms were all for $.50 per share and all had an interest rate of 8%. The terms of the notes are from three to twelve months, with one at twenty-four months. All can convert the principal and interest into the Company’s Common Stock at an exercise price of $.50. The Company recorded as non-cash interest expense $301,093 related to the amortization of the discount attributable to the beneficial conversion features valued using the Effective Conversion Rate Method.

8.           CORRECTION OF AN ERROR

	September 30, 2007	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2006	September 30, 2006
	As Originally	As	Effect of	As Originally	As	Effect of
Assets	Reported	Adjusted	Change	Reported	Adjusted	Change
Total Assets	$1,416,803	$1,498,967	$82,164	$2,738,555	$3,316,168	$(577,613)
Liabilities
Total Liabilitites	$8,517,218	$8,367,455	$(149,763)	$2,638,145	$2,179,976	$458,169
Stockholders' Equity
Accumulated deficit	$(53,152,570)	$(54,940,559)	$(1,787,989)	$(14,027,484)	$(30,712,727)	$16,685,243
Operating expenses	$9,970,059	$11,674,902	$(1,704,843)	$4,775,817	$6,691,308	$(1,915,491)
Other expenses	$163,373	$2,269,091	$(2,105,718)	$59,955	$148,857	$(88,902)
Net loss	$(10,198,053)	$(13,926,450)	$(3,728,397)	$(4,587,850)	$(6,607,967)	$(2,020,117)
Net loss per share	$(0.35)	$(0.48)	$0.13	$(0.29)	$(0.26)	$(0.03)
Statement of Cash Flows
Net loss	$(10,198,053)	$(13,926,450)	$(3,728,397)	$(4,587,850)	$(6,607,967)	$(2,020,117)
Net cash used in operating activities	$(4,056,170)	$(4,156,718)	$(100,548)	$(4,467,950)	$(3,196,422)	$1,271,528
Net cash used in investing activities	$(362,357)	$(362,357)	$-	$(1,609,039)	$(2,203,095)	$(594,056)
Net cash provided by financing activities	$4,056,812	$4,157,360	$100,548	$6,568,826	$5,891,350	$(677,476)
Cash - Beginning of 1st Quarter	$551,183	$551,183	$-	$32,703	$32,703	$-
Cash - End of 3nd Quarter	$189,468	$189,468	$-	$524,540	$524,536	$4

The correction of errors for the nine months ended September 2007 from the results originally filed for this same nine month period totaled an increased loss of ($3,728,397).  The Company changed its method of accounting for convertible notes to recognize the value attributable to the beneficial conversion features and the values of the associated warrants. The amortization of the resulting debt discounts was changed to the effective interest rate method.  As a result, the Company reversed the expenses related to the warrants issued with the Convertible Notes in the favorable amount of $731,859.  This was more than offset by the amortization of the discounts on seven notes in the aggregate amount of ($2,105,718). In addition, the Company granted 4,660,000 options in the September quarter which resulted in expense of ($1,295,100); reversed the write-off of a ($1,000,000) liability that had been written off in 2006; accrued expense of ($141,601) for the payment of fees related to three convertible notes in default.  The Company also booked a favorable minority interest receivable of $82,164 to recover 27.5 percent of the net losses from Clarity Imaging, Inc.

The correction of errors in the nine month period ended September 2006 from the results originally filed for this same nine month period totaled an increased net loss of ($2,020,117). The net loss currently reported is $6,607,967, compared to a net loss of $4,587,850 previously reported.  The Company expensed $500,000 which had previously been capitalized as intangible costs also related to Latitude. The Company revalued shares of common stock granted to service providers to fair market value on the dates of issuance.  This resulted in additional operating expense of $2,006,350. The Company also expensed the MD Anderson Agreement to R&D for $76,749. Lastly, the Company changed its method of accounting to the Effective Interest Rate Method which resulted in reversing $669,176 of expense related to warrants.  This was partially offset by the amortization of discounts on two convertible notes for $112,153 which was expensed as interest expense.

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

Overview and Plan of Operations

The corporation that is the original predecessor of the Company was originally incorporated in Delawareon June 4, 1991. From 1991 through 2002, this predecessor, which was originally named “Huggie Heart, Inc.,” engaged in several different businesses, a merger and several similar corporate transactions, and changed its name several times. In November 2002, this entity acquired Parentech, Inc., a Delaware corporation, and changed its name to “Parentech, Inc.”

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

The Company has incurred an accumulated deficit of $54,940,559 as of September 30, 2007, and current liabilities exceeded current assets by approximately $7,613,212 as of September 30, 2007. We cannot assure you that we will be successful in these fund raising activities.

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

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5.

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

Medical Imaging:
Medical Imaging is the fastest growing segment of the domestic healthcare markets. We acquired Clarity Imaging which did not generate income in prior years. We expect this segment to grow at the same rate as the overall market.  Revenues of $109,111 for the nine months ended September 30, 2007 decreased by $53,831 from revenues of $162,942 reported for the comparable nine months of 2006.  Revenues in 2006 included revenues from the delivery of ESO pills along with consulting activities.  No ESO revenue activity has occurred during the three quarters ended September 2007; revenues were solely derived form consulting contracts.  The Operating Loss increased from $152,627 for the nine months ended September 2006 to $710,661 for the nine months ended September 2007.  The increased loss of $558,034 was due to higher legal and accounting costs in 2007 incurred on the acquisition of ECash, Inc., the lower revenues in 2007 and payments made for the acquisition of the ESO pill operation.

	2007	2006	Net Change
Revenue	109,111	162,942	(53,831)
Operating Loss	(710,661)	(152,627)	(558,034

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

	2007	2006	Net Change
Revenue	3,071		3,071
Operating Loss	(1,710,480))	(524,507)	(1,185,973)

Corporate-Level Expenses

	2007	2006	Net Change
Corporate Level Expenses	(11,422,984)	(5,927,483)	(5,495,501)

Certain corporate-level expenses are not allocated to our segments. Those expenses primarily include corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and stock and warrants issued for compensation.

Developments

Since our acquisition of Old Bridgetech, we entered into several significant transactions in furtherance of our business planin 2006 and 2007:

On February 27, 2006, the Company entered into two separate agreements with the Wu Jieping Medical Foundation of Beijing (“WJMF”). The first agreement has been amended WJMF is a sponsor of the portal. The second agreement is a 10-year agreement in which the Company’s products would be distributed by WJMF to hospital facilities throughout China.

In April 2006, we entered into an agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased exclusive distribution rights for four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Andrew Chen, the President of Latitude Pharmaceuticals, Inc., developed and owns all rights to these formulations. We paid Dr. Chen $500,000 upon execution of our agreement with him, and we agreed that, on the one-year anniversary of the execution of the agreement on April 29, 2007, we would either pay him $1,000,000 or issue 335,000 shares of our common stock to him, at Dr. Chen’s sole discretion.  In September 2007, the Company and Dr. Chen terminated the agreement to purchase exclusive distribution rights.  The Company relinquished all rights under the agreement and no further payments were made beyond the $500,000 paid on the execution of the agreement in April 2006. All of the costs incurred related to the Agreement with Latitude Pharmaceuticals have been recorded as Research and Development Expenses.

In April, 2006, Clarity acquired Advanced Capsule Endoscopy Services, LLC, an entity engaged in the business of providing esophageal pill camera examinations.  This has been a failed acquisition and all goodwill was impaired to reflect this matter.

In May and June 2006, we entered into a relationship with the Chinese University ofHong Kong(“CUHK”). Together, we and CUHK have formed Bridgetech Medical Technologies Research & Development Limited (“BMT R&D”) which operates for the purpose of providing clinical trials services. We own 51% of BMT R&D, and CUHK owns 49%. In connection with the formation of BMT R&D, BMT R&D and CUHK entered into an agreement pursuant to which CUHK will facilitate BMT R&D’s access to experts, both inside and outside of CUHK, to CUHK’s facilities and employees and to CUHK’s network of collaborators in China, all for the purpose of conducting clinical trials. In return, BMT R&D will maintain adequate funding, establish an office in Hong Kong, introduce trials to “investigators” who will manage individual clinical trials and perform other tasks.Since the formation in May 2006,Bridgetech has financed 100% of BMT R&Dand has responsibility for all of the future financing.  No other parities have provided any financing for this venture. The financial statements of BMT R&D have been fully consolidated into the Company’s financial statements.

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

Clarity Imaging International, Inc.

On March 1, 2007, we entered into an agreement and plan of Merger, by and among E Cash, Inc. a Delaware Corporation (“Company”), ECSI Acquisition Corp., a Florida Corporation (“Acquisition Corp.”) and Clarity Imaging international, a Texas Corporation (“Clarity”). Clarity specializes in the packaging and delivery of diagnostic services and other innovative and highly leveragable health care technologies and or services. As part of the plan of merger, the Company will change its name to Clarity MD, Inc.  The Merger agreement was finalized on June 1, 2007, whereby all the officers and directors of the Company resigned and the officers of Clarity were appointed.  For accounting purposes, the merger will be treated as a reverse merger and the historical financial statements of Clarity will become the historical financial statements of the Company.  As a result of this merger, and reflecting the value of the ECash common stock contributed by ECash, Inc., the Company has recorded a minority interest in the amount of $20,325 as of June 30, 2006.  Subsequent to the completion of the merger on June 30, 2007, Clarity Imaging, Inc. reported a loss of $298,779 for the quarter ended September 30, 2007. As a result, the Company recorded a minority interest gain of $82,164 and a related receivable to recover our partner’s 27.5 percent share of these losses for the quarter.

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

General & Administrative

General and Administrative Costs totaled $11,408,418 for the nine months ended September 30, 2007 compared to $5,976,769 reported for the nine months ended September 2006.  The increase of $5,431,649 was primarily the result of an increase in parent company and Asian overhead costs which increased $2,867,920 and $1,037,734, respectively, between the two periods. The majority of the increase in the parent company reflects expenses related to the issuance of common shares and warrants for services and commissions which totaled $7,253,187 for the nine months ended September 2007 compared to $2,217,916 for the comparable nine months of 2006. The Company booked costs of $1,295,100 related to the issuance of 4,660,000 stock options in the quarter ended September 2007. No such costs were incurred in 2006. The balance of the increase reflects an increase in senior level employment, legal, accounting fees, public reporting costs, travel to Asia and office rent at the Company’s headquarters. In addition, overhead costs in Asia tripled from the first nine months of 2006 to the comparable period in 2007, reflecting the establishment of new Asian entities and the addition of personnel and expenses related to this growth.

Research and Development

Research and Development costs were $576,603 in 2006 compared to no expense in 2007. The $576,603 of expenses in 2006 represent $500,000 paid and expensed in our agreement with Latitude Pharmaceuticals and the balance related to MD Anderson costs.

In April 2006, we entered into a non-binding agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased exclusive distribution rights for four intravenous emulsion formulations.In exchange, as described earlier, we paid Dr. Chen $500,000 upon execution of our agreement and we agreed that, on the one-year anniversary of the execution of the agreement on April 29, 2007, we would either pay him $1,000,000 or issue 335,000 shares of our common stock to him, at Dr. Chen’s sole discretion.

On September 4, 2007, the Company served notice to cancel the agreement in a letter to Dr. Chen.  Dr. Chen agreed and the exclusive distribution agreement was terminated. The Company relinquished all rights under the agreement and no further payments are due to Dr. Chen and Latitude.

Depreciation

Depreciation and Amortization expense increased to$266,484 for the period ended September 2007 from$137,936 for the first nine months of 2006. The increase is due to the purchase of new assets, including furniture, computer equipment and servers, and the telephone system at the Company’s corporate office in San Diego, and leasehold improvement costs both in the United States andAsia.

Interest Expense

Interest Expense increased to $2,343,470 for the nine months ended September 2007 from $148,857 reported in the comparable nine months of 2006. Interest Expense for the nine months ended September 2007 included $2,002,718 related to the beneficial conversion features of these notes and related warrants, using the Effective Interest rate method. The Company changed its accounting method to properly recognize the values of the warrants attached to these notes and the favorable conversion features of the notes. The notes and the calculations are more fully described in the Liquidity section and in the notes to the financial statements. Interest cost in 2005 related solely to a loan from an officer to Retail Pilot to support the information and start-up of that operation. There were no Notes to third parties outstanding as of December 31, 2005.

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

The Company has financed operations principally through private sales of equity securities and through the issuance of Debt. The Company raised $54,850 from the sale of 56,000 shares of common stock during the nine months ended September 30, 2007 and issued 2,621,286 shares of common stock in connection with services rendered.  The sales of common stock were completed at an average price of $1.00 per share. This price represented a discount to the price per share of common stock quoted on the pink sheets. This discount was attributable to the lack of liquidity of the shares, our need for working capital and other considerations.  The stock issued for services was valued at the market prices in effect on the dates of issuance and expensed.   The shares issued for services were fully vested on the dates of issuance and were not subject to any vesting schedule.

On April 20, 2007, the Company’s Board of Directors authorized Mr. Chermak, the Company’s Chairman and Chief Executive Officer, to convert $100,000 of his deferred compensation into 100,000 shares of the Company’s Series A Preferred Stock, $.002 par value per share.  The Company is authorized to issue 10,000,000 shares of Preferred Stock, of which the Board has designated 5,000,000 shares as Series A Preferred Stock.  Each share of Preferred Stock shall have 500 votes on all matters to be voted by the holders of the Common Stock, and each share of Preferred Stock shall be converted, at the option of the holder, into one share of Common Stock for each share of Preferred Stock converted.  The beneficial conversion value of $ 70,200, calculated for issuance of the 100,000 shares of Preferred Stock, was treated as a deemed dividend and was recorded against Paid in Capital in the June quarter.  The amount above was added to the reported loss from Operations for the second quarter and the six months ended June 30, 2007 solely for purposes of calculating the basic and diluted net losses per share.  The conversion value was not significant enough to impact the Company’s net loss per share calculations.

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

On April 26, 2007, the Company borrowed $600,000 from Margaret Kwok at an 8% interest rate, also on a convertible note, which is due on April 25, 2008.  The principal balance of this note, along with any unpaid interest, is convertible into the Company’s Common shares at $1.50 per share at any time.   Kwok was issued 400,000 warrants that convert at $1.50 per share.  Using the Effective Conversion Rate Method, the Company determined that the warrants and conversion features had negative value.  The Company recorded as non-cash interest expense $130,910 related to the amortization of the discount attributable to the beneficial conversion features and warrants.  We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $25,455 to the Beneficial Conversion Feature of the note and $105,455 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

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

During the quarter ended September 2007, the Company issued twelve convertible notes with principal ranging from $37,500 to $100,000 and aggregating $748,500. The conversion terms were all for $.50 per share and all had an interest rate of 8%. The terms of the notes are from three to twelve months, with one at twenty-four months. All can convert the principal and interest into the Company’s Common Stock at an exercise price of $.50. The Company recorded as non-cash interest expense $301,093 related to the amortization of the discount attributable to the beneficial conversion features valued using the Effective Conversion Rate Method.

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

September Quarter

There was no warrant activity in this quarter.

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

Evaluation of Disclosure Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of March 31, 2007, June 30, 2007 and September 30, 2007, were not effective due to material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes and information technology security protocols.

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

Date: January 26, 2008	By: /s/ Michael Chermak
-
Michael Chermak
Chairman, President Chief Executive Officer (Principle Executive Officer)