Form 10KSB
period 2007-12-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2008-05-01
CIK 1344736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-KSB
———————

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

———————

Bridgetech Holdings International, Inc.
(Name of small business issuer in its charter)

———————

Delaware	0-51697	21-1992090
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

P.O. Box 1072
Cardiff, CA  92007
(Address of principal executive offices)

858-847-9090
(Registrant’s telephone number, including area code)

———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE		Over The Counter Bulletin Board
(Title of Class)
———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 ☒  Yes     ☐     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes     ☒     No
State issuer’s revenue for its most recent fiscal year. $243,770

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $5,707,626

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
31,852,030
ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):	☐	Yes	☒	No

i

Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this prospectus are "forward-looking" statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements.

Such risks include, among others, the following: demand for payment of our convertible notes outstanding under which we are currently in default, our inability to obtain adequate financing to repay the convertible notes, our ability to continue financing the operations either through debt or equity offerings,   international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

In this registration statement references to "we," "us," "Company," and "our" refer to Bridgetech Holdings International, Inc., a Delaware corporation and all of its subsidiaries.

Overview

Our company, Bridgetech Holdings International, Inc. (the “Company”) is a company was primarily in the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations.

Corporate History

The entity that is the original predecessor of the Company was originally incorporated in Delaware on June 4, 1991. From 1991 through 2002, this predecessor, which was originally named “Huggie Heart, Inc.,” engaged in several different businesses, a merger and several similar corporate transactions, and changed its name several times. In November 2002, this entity acquired Parentech, Inc., a Delaware corporation, and changed its name to “Parentech, Inc.”

Index

From its acquisition of Parentech until the end of 2004, the Company’s primary business was designing, developing and marketing products intended to enhance the well-being of infants. In particular, the Company developed and sold the “Nature’s Cradle Sound and Motion System,” an infant environmental transition system designed to reduce the stress experienced by infants in the post partum period by simulating certain aspects of their pre-birth environment. This business, however, generated only minimal revenues and could not support the Company’s ongoing operations. By the end of 2004, the Company had begun to wind down its operations. By this time, those persons who had served as officers and directors of Parentech, other than Scott Landow, Parentech’s chief executive officer, had resigned, leaving Mr. Landow as the sole director and officer of the Company. On December 20, 2004, the Company filed notice of the termination of the registration of its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On January 10, 2005, Herbert Wong and Scott Landow formed Bridgetech Holdings International, Inc. under the laws of the State of Florida (“Old Bridgetech”). Old Bridgetech, which was privately-held, was formed to facilitate the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations.

Effective February 1, 2005, the Company caused a 1-for-200 reverse split of its outstanding shares of common stock. This reverse split resulted in a reduction of our outstanding shares of common stock at that time from 42,401,593 to 212,008.

In February 2005, the Company entered into a transaction with Old Bridgetech whereby the Company issued 1,673,438 shares of common stock to the shareholders of Old Bridgetech in exchange for all of the outstanding stock of Old Bridgetech. In connection with this transaction, the Company changed its name to “Bridgetech Holdings International, Inc.” In addition, following this transaction, the Company named Herbert Wong its Executive Chairman, hired Michael D. Chermak to be its President and Chief Executive Officer, and hired Thomas C. Kuhn III to be its Chief Financial Officer. Mr. Landow, Parentech’s former President and Chief Executive Officer, is no longer employed by the Company. In May of 2005, Mr. Wong resigned from the Company’s board of directors. Concurrent with this resignation, Mr. Chermak was elected Chairman of the Board and resigned from the position of President. Mr. Kuhn was elected to fill the position of President and Chief Operating Officer. Mr. Kuhn has since resigned his positions and is no longer with the Company.

In April, 2006, four new independent directors were added to our Board of Directors. See “Directors, Executive Officers and Control Persons,” below. On April 22, 2008 and April 15, 2008, Blake Ingle, PhD., Mang Yu, PhD., Alan Paau, PhD, MBA, and Kenneth Goins, Jr. resigned as members of directors of the Board of Directors of Bridgetech Holdings International, Inc.  The Company filed a Form 8-K related to these resignations on April 14, 2008.

Recent Developments

On March 1, 2007, the Company entered into an Agreement and Plan of Merger, by and among ECash, Inc., a Delaware corporation (“ECash”), ECSI Acquisition Corp., a Florida corporation (“Acquisition Corp.”), and Clarity.

As part of this two pronged Agreement, Acquisition Corp. was intended to be merged with and into Clarity at which time the separate legal existence of Acquisition Corp. would cease and Clarity would became the surviving corporation in the First Merger.  Clarity would then be merged with and into the Company (sometimes hereinafter referred to as the “Surviving Corporation”), and thereafter the separate existence of Clarity would cease to exist and at which time the ECash would succeed to all of the rights, privileges, powers and property, including, without limitation, all rights, privileges, franchises, patents, trademarks, licenses, registrations, bank accounts, contracts, patents, copyrights and other assets of every kind and description of Clarity and continue its corporate existence under the laws of the State of Delaware.  As a result of the merger, the Company retained a 72.5% interest in Clarity.

Index

On April 5, 2007 the Company entered into a termination agreement with Amcare under which all obligations of the agreement for both parties were terminated and the agreement was dissolved. The contract contemplated the forming of new agreement which better suited the implementation of the proposed operations.  However, the new agreements were never completed because, upon subsequent review, the Company determined that the proposed agreement would not be economically viable. The Company has no further obligations under the termination agreement.

On February 27, 2006, the Company entered into two separate agreements with the Wu Jieping Medical Foundation of Beijing (“WJMF”). The first agreement has been amended WJMF is a sponsor of the portal. The second agreement is a 10-year agreement in which the Company’s products would be distributed by WJMF to hospital facilities throughout China.

In April 2006, we entered into an agreement with Latitude Pharmaceuticals, Inc. pursuant to which we purchased exclusive distribution rights for four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan. Dr. Chen, the President of Latitude Pharmaceuticals, Inc., developed and owns all rights to these formulations.  This agreement was subsequently terminated for none performance

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT”), in conjunction with the University of Hong Kong (“CUHK”).   Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating to provide clinical trial services.  Bridgetech acquired a 51 percent ownership in BMT with an initial funding of $50,000 in the form of a loan.  CUHK did not contribute any material assets to BMT for its 49 percent ownership.   Bridgetech is obligated under the BMT Agreement to provide 100 percent of the funding requirements of BMT, including additional financing over a three-year period.   Any and all future financing will be in the form of loans which are eliminated in consolidation.

On March 27, 2008, BMT R&D terminated its operating agreement with CUHK.  Funding was not available or anticipated for the continuation of the joint operations.

On February 6, 2008, Bridgetech China entered into an equity interest purchase agreement with Richard Propper pursuant to which Bridgetech China is selling a fifty-one percent (51%) equity interest in Guangzhou Bridgetech Medical Technologies Development Limited to Mr. Propper for an aggregate purchase price of $300,000 (the “Equity Interest Purchase Agreement”).  Guangzhou Bridgetech Medical Technologies Development Limited holds the assets related to the JK1 healthcare portal, which is an international, non-profit collaboration between leading healthcare institutions and organizations in China and the United States. The aggregate purchase price is to be paid as follows:  $100,000 due upon signing and $50,000 per month due at the end of the month starting on February 29, 2008.  In addition, within the ninety (90)-day period after closing on February 11, 2008, or until Mr. Propper pays in excess of fifty percent (50%) of the aggregate purchase price, Bridgetech China has the option to repurchase the equity interest for an aggregate amount equal to 125% of the aggregate purchase price paid as of the repurchase date.

The Company’s wholly-owned subsidiary, Bridgetech Asia Limited, is the parent company and sole owner of Bridgetech China.  Mr. Propper currently holds a security interest on all the assets of Bridgetech Holdings International, Inc. with the exception of the security interest granted to Ms Yuen.

Index

On February 6, 2008, Bridgetech Holdings International, Inc. (the “Company”) issued (i) a promissory note for a principal amount of up to $300,000 to Bridgetech China Limited (“Bridgetech China”) (the “Bridgetech China Note”) and (ii) a secured note payable in the principal amount of $400,000 to Carrie Yuen (the “Yuen Note”).  The initial principal of the Bridgetech China Note was $100,000 and will increase by $50,000 at the end of each month for additional funds provided by Bridgetech China to the Company.  The Bridgetech China Note accrues interest at a rate of eight percent (8%) per annum and is required to be repaid on or before February 10, 2009.  The Company’s wholly-owned subsidiary, Bridgetech Asia Limited, is the parent company and sole owner of Bridgetech China.

The Yuen Note accrues interest at a rate of eight percent (8%) per annum and is required to be repaid on or before May 6, 2008.  The Yuen Note will be secured by a first priority interest in fifty-one percent (51%) of Bridgetech Asia Limited, the Company’s wholly-owned subsidiary, as evidenced by a UCC filing. Ms. Yuen is the president of the Company’s Asia operations.

On March 12, 2008, the Company acknowledged its violation of a technical condition of the note and thereby defaulted on that certain $400,000 note due Carrie Yuen dated February 6, 2008.  As a result, Ms. Yuen was able to purchase fifty-one percent of Bridgetech Asia limited in exchange for the forgiveness of the $400,000 note.  Additionally, Ms. Yuen was granted the option to purchase the remaining forty-nine percent for $1.00.

Bridgetech Holdings International, Inc. announced on March 4, 2008 that it will spin off two wholly - owned subsidiaries, International MedLink, Inc., a Texas corporation and Retail Pilot, Inc., a California corporation.       Bridgetech Holdings International, Inc. will announce the record date in which shareholders of Bridgetech Holdings International, Inc. will receive pro rata shares of the spun off entity for each share of Bridgetech Holdings International, Inc. held on the record date. Completion of the proposed spin-off is subject to numerous conditions, including the filing of a registration statement on Form 10.  Bridgetech Holdings International, Inc. will announce this information as soon as it is available, but management anticipates that the spin offs will occur before the end of the second quarter of this year.

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

Bridgetech has limited operations and is winding down operations in the United States and China due to lack of financing and funding to sustain its operations.  As of March 12, 2008 the Company no longer has any operations in China.

Employees

As of March, 2008, the Company employed 1 full-time personnel.

Index

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company has terminated its lease in San Diego, CA and will attempt to find suitable quarters else ware under more favorable financial conditions under month to month terms.

Due to lack of financing the Company no longer owns or operates any of the leased space in Hong Kong or in China at all.  The Company still has an existing lease that is now terminated due to lack of rental payments and we are uncertain the outcome of that terminated lease arrangement.

Future minimum lease payments under operating leases, as of December 31, 2007, are as follows:

Operating Leases
2008	$218,180
2009	171,893
2010	131,530
2011	43,968
Total minimum lease payments	$565,571

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company except with threatened litigation in regard to unpaid debt obligations, and one employee claiming unlawful termination. No actions regarding the unpaid debt have been initiated as of this date.   The Company also believes that the wrongful termination suit has no merit.  There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock has been quoted over the counter on the Pink Sheets over the counter quotation service under the symbol “BGTH.PK” since February 18, 2005. Effective March 13, 2008 the Common Stock will be quoted on the OYC Bulletin Board.  From January 1, 2007 to March 11, 2008 the Company’s high bid was $3.70 and the low bid was $.15. The Company considers its common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of the date of the filing of this registration filing, there were approximately 643 record holders of the Company’s Common Stock.

On March 11, 2008 the closing bid price per share of our common stock was $.04

Periods	High	Low
Fiscal Year 2006
First Quarter	5.50	2.50
Second Quarter	4.00	1.80
Third Quarter	2.30	1.50
Fourth Quarter	3.30	1.70
Fiscal Year 2007
First Quarter	3.70	1.55
Second Quarter	1.85	0.90
Third Quarter	1.02	0.27
Fourth Quarter	0.50	0.15
Fiscal Year 2008
January 1 to March 11	0.06	0.06

Index

ITEM 6.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS STATEMENT. IN ADDITION TO THE HISTORICAL CONSOLIDATED FINANCIAL INFORMATION, THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS STATEMENT.

Overview and Plan of Operations

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

The Company has incurred an accumulated deficit of approximately $56,279,880 as of December 31, 2007 as compared to $40,958,890 through the period ended December 31, 2006, and current liabilities exceeded current assets by approximately $8,740,002 as of December 31, 2007 as compared to $1,917,675 at December 31, 2006. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

Critical Accounting Policies

Principle of Consolidation

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

Index

Revenue Recognition

Revenue Recognition -Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collection is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services.  The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

Asset Management

Asset Management uses electronic article surveillance equipment and radio frequency identification solutions (RFID) to track retail assets and manage mobile hospital-based assets, including patients and staff in hospitals and healthcare facilities. The segment is comprised of Retail Pilot, Inc. and HealthCare Pilot, Inc. both of which was wound down in late 2005 and were reported as discontinued operations beginning in 2007.  The Asset Management revenue model focused on designing, providing and installing asset management and tracking products for hospitals and other health care facilities.  Revenues decreased to $42,404 in 2006 from $211,247 in 2005, a net change of $169,045.  The operating loss decreased to $406,431 in 2006 from $1,070,637 in 2005, a net change of $664,206.  The decrease in revenue and operating loss is due to the winding down of this segment which was discontinued on January 1, 2007.

	2007	2006	Net Change
Revenue		42,202	(42,202)
Operating Loss		(406,431)	(406,431)

Medical Imaging:

Medical Imaging is an important segment of the domestic healthcare market. We acquired Clarity Imaging which did not generate income in prior years.   Revenues decreased to $167,561 in 2007 from $201,946 in 2006, a net decrease of $34,385. The revenue decrease was due to a decreased level of consulting activities and related fee revenue in 2007, compared to 2006, along with a lower level of medical imaging activity.   The operating loss increased to $717,941 in 2007 from $231,659 in 2006, a net change of $486,282, primarily as a result of the expansion in staff and equipment to support anticipated higher imaging activity, coupled with the reduced contribution from the lower revenues. Clarity Imaging was never able to successfully gain a critical mass in the imaging arena and the operations of Clarity Imaging were merged into ECash, Inc. in March 2007.  ECash, Inc. is a publicly traded corporation. The decision was made to better access financial markets and to establish a larger critical mass for operations.

Index

	2007	2006	Net Change
Revenue	167,561	201,946	(34,385)
Operating Loss	(717,941)	(231,659)	(486,282)

Nurse Recruitment and Training

According to the American Hospital Association and the American Nursing Association, the U.S. is currently experiencing a shortage of qualified nurses.  Revenue decreased to $68,400 in 2007 from $192,901 in 2006, a net decrease of $124,501.  The revenue decrease resulted from an unexpected difficulty in identifying qualified nurse candidates in the Philippines and obtaining commitments to the program, the Company’s sole source of nurses.  In addition, the higher costs of travel, training, lodging, examination and certification fees on the weakness of the US dollar .negatively impacted both revenue and the cost structure of this segment.  The operating loss increased to $82,988 in 2007 from an operating loss of $45,597in 2006 for a net change of $37,391.  The decrease in revenues and the worsening of the operating loss in 2007 resulted from the Company’s inability to establish a critical mass operation in the hiring, training and placement of nurses from the Philippines.   As a result of the performance over the past several years, the Company has decided to sell the operations to the original owner and discussions toward this objective commenced late in 2007.

	2007	2006	Net Change
Revenue	68,400	192,901	(124,501)
Operating Loss	(82,988)	(45,597)	(37,391)

Medical Technology Transfer

The Company’s Medical Technology Transfer segment includes all of the activities and expenses related to the identification and purchase of drugs and diagnostics for distribution and sale in Asia, primarily China. Initial operating revenues were recorded in 2007, and the expenses to date relate to hiring of personnel, the establishment of organizations and the development of necessary business relationships in China.  Revenues of $7,809 were reported in 2007, compared to no revenues in 2006.  The operating loss increased to $2,161,387 from $765,433 in 2006 for a net increase of $1,395,954The increase in operating loss is due to the formation of numerous operating entities in China, each of which will focus on a distinct area of the Chinese medical market and all of which require separate charters, organizations and, in some cases, separate facilities and support personnel.  As of December 31, 2007, there were eight distinct operating organizations in the Asian group, compared to six a year earlier on December 31, 2006.  Many of the six entities at year end 2006 did not operate for a full year in 2006; costs in 2007 reflect the full year impact of these larger Asian operations.

	2007	2006	Net Change
Revenue	7,809	__	7,809
Operating Loss	(2,161,387)	(765,433)	(1,395,954)

Corporate-Level Expenses

	2007	2006	Net Change
Corporate Level Expenses	(12,303,440)	(15,405,010)	3,101,570

Index

Certain corporate-level expenses are not allocated to our segments. Those expenses primarily include corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, including interest expense and stock and options issued for compensation.

The value of common shares granted for services rendered and commissions in 2006 totaled $9,043,108 compared to $4,433,711 recorded in 2007.  The decrease of $4,609,397 was due to a lower level of shares awarded coupled with a significantly lower price per share granted in 2007.  This decrease was partially offset by $1,295,100 recorded for options granted in the second quarter of 2007; no options were granted in 2006.  In addition, corporate level interest expense in 2007 totaled $2,369,304, up $1,472,774 from interest expense of $896,530 recorded in 2006, providing a further unfavorable offset

In 2007, cash compensation costs, travel expenses and legal fees also were down by a total of $1,142,286 from 2006 levels, on slightly reduced staff and lower activity.

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

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5, which will have a material impact on the consolidated results of operations and financial condition. .

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Index

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

RESULTS OF OPERATIONS

Fiscal Year End December 31, 2007, Compared to December 31, 2006

Revenues

Consolidated Revenues decreased to $243,770 in 2007 from $437,049 reported in 2006, a decrease of $193,279. On January 1, 2007, the Company discontinued the operations of its Asset Management businesses.  In addition, during 2007, the Company was unsuccessful in implementing the growth of both the Medical Imaging operations and the Nurse Recruitment and Training segment.  Both of these businesses suffered revenue declines.  The Company initiated the merger of Clarity Imaging Inc into ECash, Inc. in an effort to attract additional capital and expand imaging activities into states other than Texas. The merger was completed in June 2007 and, although the expansion of this segment commenced, there has not been sufficient time to record any significant financial benefits from this merger.

As a result of the discontinuance of the Asset Management operations and the failure to reach growth objectives in Medical Imaging and Nurse Recruitment and Training, the Company focused on the expansion of a business base in Asia.  No revenues from Asset Management activities were reported in 2007 on the discontinuance of these operations.  This segment recorded revenues of $42,202 in 2006.

Revenues in the Medical Imaging segment declined to $167,561 in 2007 from $201,945 in 2006.  Nurse Recruitment and Training revenues decreased to $68,400 in 2007 from $192,901in 2006.  As mentioned, both of these businesses did not achieve the traction that was expected in their respective markets in 2007.  The Company effected a merger of Clarity Imaging International into ECash, Inc., in order to expand the size of the operations, and is in the process of negotiating the sale of the Nurse Recruitment business.

Cost of Goods Sold

Cost of Goods Sold increased to $210,432 in 2007 from $199,019 in 2006, an increase of $11,413.  The increase in cost of goods, in the face of declining revenues, was caused by the one-time write down in the amount of $64,800 in the inventoried value of ESO pills at Clarity Imaging Inc. and $80,000 of costs incurred in Asia due to the start-up of clinical activities.  The inventory adjustment at Clarity was due to the fact that the pills were beyond their expiration dates due to the delay in initiating imaging programs.

Cost of Goods Sold in 2007 was 86 percent of revenues. Cost of Goods Sold in 2006 was 462 percent of revenues.

Research and Development

Research and Development expenses in 2007 totaled $75,000 and solely represented the second-year maintenance costs for the MD Anderson program.

Index

Research and Development expenditures totaled $676,749 in 2006 and consisted of costs incurred on the Agreements with Latitude Pharmaceuticals, Inc. and MD Anderson for the identification and development of new pharmaceuticals.  The Company contracted with Latitude Pharmaceuticals and MD Anderson in 2006 to acquire rights for several emerging of drugs and diagnostics under both of these contracts.  However, since the drugs are subject to lengthy review and approval processes, with a good deal of uncertainty, the Company is expensing all costs as Research and Development

General & Administrative

General and Administrative Costs (“SG&A”) totaled $12,588,513 in 2007, compared to $15,330,202 in 2006. SG&A costs in 2007 included non-cash transactions totaling $8,675,532 related to the costs of stock issued for services, the issuance of warrants and the cost of options issued.  SG&A costs in 2006 included non-cash transactions of $10,274,934of stock issued for services and commissions, and the issuance of warrants.

 The decrease of $2,741,689 in SG&A costs from 2006 to 2007 reflects a $1,599,402 decrease in the non-cash components of SG&A from 2006 to 2007, coupled with a decline in cash costs of $1,142,287. SG&A cash costs at Bridgetech Corporate decreased by $2,344,007 from $3,419,837 in 2006 to $1,075,830 in 2007, due to a reduction in personnel, travel and many related costs.  The decline in SG&A costs at corporate was partially offset by SG&A costs in Asia which increased from $764,467 in 2006 to $1,934,009 in 2007 on the increased number of operational cost centers and personnel in Asia.

The number of full-time employees was 28 on December 31, 2006, and 1 as of the date of this report

Depreciation

Depreciation and Amortization expense increased from $181,983 in 2006 to $351,596 in 2007.  The increase of $169,613 was due to a year-to-year increase of depreciation in Asia of $151,527, as a result of the opening of new operations and administrative centers in 2007. Depreciation at the parent company increased by $33,712 from $159,284 in 2006 to $192,996in 2007due to full -year costs associated with the new corporate office in San Diego, including leasehold improvements, furniture, computer equipment and servers, and the telephone system.

Interest Expense

Interest Expense increased to $2,369,304 in 2007 compared to $903,226 in 2006. Interest Expense in 2007 included non-cash interest expense of $2,015,324 related to the amortization of debt discount associated with the warrants issued and beneficial conversion features of the notes, valued using the Effective Conversion Rate Method. The resulting amounts were amortized over the life of the notes using the Effective Interest Rate method. The notes and the calculations are more fully described in the Liquidity section and in Note 10 to the financial statements

Interest Expense in 2006 included $120,868 of interest paid and accrued on four Promissory Notes with principal balances totaling $2,200,000, along with loans from employees. In addition, the Company recorded non-cash interest expense of $782,358 related to the amortization of debt discount associated with the warrants issued and beneficial conversion features of the notes.

LIQUIDITY AND CAPITAL RESOURCES

 We do not presently generate sufficient revenue to fund our operations and the planned development of our business. In order to sustain our current operations and develop our business plan, we will require funds for working capital. We are attempting to raise additional working capital through the sale of equity, debt or a combination of equity and debt. We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt our future interest expense will increase. We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

Index

The Company financed operations principally through private sales of equity securities in 2005 and early 2006.  Commencing in the latter half of 2006 and into 2007, the Company was unable to access the equity market and financed the Company through the issuances of debt, much of which carried convertible features and attached warrants.  The Company raised $6,469,437 from the sale of common stock during 2006 and issued one promissory note and two convertible notes to three investors as of December 31, 2006. During 2007, the Company raised $56,000 from the sale of common stock and $4.4 million from the issuance of debt.  The sales of common stock were completed at a price of $1.00 per share. This price represented a discount to the price per share of common stock quoted on the pink sheets. This discount was attributable to the lack of liquidity of the shares, our need for working capital and other considerations.

As of December 31, 2007, Bridgetech had borrowings of $6,676,881 which include principal and interest at 8% per annum. Of this total, $5,704,172 represented twenty-three promissory notes to nineteen outside investors, and $972,709 was comprised of loans from four employees.   A year earlier on December 31, 2006, Bridgetech had borrowings of $1,952,703 which include principal and interest at 8% per annum. Of this total, $1,742,126 represented one promissory note and two convertible notes to three outside investors, and $210,577 was comprised of loans from two employees.

The promissory note at December 31, 2006 was in the amount of $500,000 from Richard Propper, due on October 26, 2006 at 8% interest rate per annum, which note was in default at year end 2006 and continues to be in default.  This note, originally dated April 27, 2006, included 200,000 warrants to purchase common stock at $1.00 per share which expire on May 23, 2012. The Company recorded non-cash interest expense of $262,069 related to the amortization of the debt discount associated with the warrants, valued using the Effective Conversion Rate Method.  The note with Mr. Propper was in default on December 31, 2006 and the Company accrued $66,498 as an estimated liability to compensate Mr. Propper for this default.

On November 14, 2006, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note, which is due on April 14, 2007. Under the terms of the note, Skyway Development could convert the unpaid principal and interest into the Company’s Common Stock at an exercise price of $1.50 per share.    Skyway was also issued 600,000 warrants, as additional consideration for this note, at a strike price of $1.50 per share. The warrants will expire in two years on November 14, 2008. We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $231,113 to the Beneficial Conversion Feature of the note and $368,887 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

In addition to the warrants, Skyway was granted 600,000 common shares (which are subject to certain restrictions on resale) as consideration for the transaction as well as compensation to assist the Company in identifying additional sources of investment capital in Asia. These shares were valued at a total of $1,740,000, based on a market price of $2.90 per share and equity commission in this amount was recorded on November 14, 2006.

Index

On December 18, 2006, the Company borrowed $600,000 from Margaret Kwok at an 8% interest rate, also on a convertible note, which is due on June 15, 2007 which will be extended for 90 days from the due date. Under the terms of the note, Kwok could convert the unpaid principal and interest into the Company’s Common Stock at an exercise price of $1.50 per share. Margaret Kwok was also issued 400,000 warrants that convert at $1.50 per share. These warrants will expire in two years on December 16, 2008.  We recorded non-cash interest expense of $404,010 related to the amortization of the debt discount associated with the beneficial conversion features and warrants. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $262,505 to the Beneficial Conversion Feature of the note and $142,505 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

Lastly, on May 29, 2006, the Company borrowed $500,000 from Reliable Technology on a Convertible Note with an 8% interest rate per annum, due on or before December 31, 2006. Under the terms of the note, Reliable Technology could convert the unpaid principal and interest into the Company’s Common Stock at an exercise price of $1.50 per share. Reliable Technology was also issued 200,000 warrants at $1.50 per share, expiring in two years in conjunction with this note. We recorded as non-cash interest expense $500,000 related to the amortization of the debt discount associated with the beneficial conversion features and warrants.  We recorded as non-cash interest expense of $500,000 related to the amortization of the debt discount associated with the beneficial conversion features and warrants. We first allocated the $500,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $404,234 to the Beneficial Conversion Feature of the note and $95,766 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.  This note was paid in full, along with accrued interest, on December 20, 2006 from the proceeds of the Margaret Kwok note.

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

Index

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

During the fourth quarter of 2007, the Company borrowed a total of $650,000 from Richard Propper in two convertible notes, one in the amount of $450,000 dated November 14, 2007 and the second in the amount of $200,000 dated December 3, 2007.  The notes were due and payable on May 9, 2008 and June 3, 2008, respectively, and both were at 8 percent interest rates.  Both notes are convertible into the Company’s Common stock at $.25 per share.

The Company, in accordance with EITF 98-5, EITF 00-27, and APB 21, we accounted for the convertible notes under the Effective Conversion Rate Method, in order to recognize the value attributable to the Beneficial Conversion right Feature (“BCF”), which affected the amount allocated to the value of the warrants. Additionally, the Company changed its amortization of the resulting debt discount to the Effective Interest Rate Method and amortized the discount over the original term of the note.

The following table shows the amount allocated to warrants and BCF’s for each of the notes along with warrants issued for consulting.

Index

Warrant Activity in 2006			Black-Scholes	Amount Allocated to the		Discount Allocated to
Warrants			Valuation of		Note
Issued to	Purpose	Issued	Warrants	Warrants	Amount	BCF	Warrant

Four Directors (1)	Compensation	200,000	677,961	$677,961		-	677,961

Richard Propper	Promissory Note	200,000	550,723	262,069	500,000		262,069

Reliable Technology	Convertible Note	200,000	118,453	95,766	500,000	404,234	95,766

Redwood Consulting	Consulting	400,000	139,766	139,766

Skyway Development	Convertible Note	600,000	957,681	368,887	600,000	231,113	368,887

Han Chiu	Consulting	40,000	16,552	16,552

Margaret Kwok	Convertible Note	400,000	186,849	142,505	600,000	262,505	142,505
Propper "Warrant Penalty"				66,498
Value of Warrants Issued		2,040,000	2,647,985	$1,770,004	2,200,000	897,852	1,547,188
Allocated to BCF				897,852
MCC Global	Cancellation of Agreement	(2,500,000)	(1,436,030)	(1,436,030)

Total Value of Warrants Activity		(460,000)	1,211,955	1,231,826

(1)  On April 22, 2008 and April 15, 2008, Blake Ingle, PhD., Mang Yu, PhD., Alan Paau, PhD, MBA, and Kenneth Goins, Jr. resigned as members of directors of the Board of Directors of Bridgetech Holdings International, Inc.  The Company filed a Form 8-K related to these resignations on April 14, 2008.

Index

Warrant Activity in 2007
			Black-Scholes	Amount Allocated to the		Discount
		Warrants	Valuation of		Note	Allocated to
Issued to	Purpose	Issued	Warrants	Warrants	Amount	BCF	Warrant

Pinot Co Ltd,	Convertible Note	660,000	715,728	$417,157	1,000,000	582,843 -	417,157
Pinot Co Ltd.	Allocated to BCF			582,843
Jade Treasure	Convertible Note	500,000	16,131	15,627	500,000	22,384	15,627
Margaret Kwok	Compensation	400,000	127,942	105,455	600,000	25,455	105,455
Johnson Lau	Consulting	2,000,000	1,312,412	1,312,412			1,312,412

Johnson Lau	Allocated to BCF			47,839		47,839
	Agreement
Total Value of Warrants Activity		3,560,000	2,172,213	2,481,333	2,100,000	679,521	1,850,651

The balance of these notes also includes accrued interest of $42,126 as of December 31, 2006.

Loans from investors and employees totaled $972,709 as of December 31, 2007 and were comprised of loans from four employees and one outside investor.  The loans bear interest at an 8 percent annual rate and all have no certain due date.  The total of $972,709 includes the several loans made by Mr. Chermak to the Company and its Retail Pilot subsidiary in 2004, as described below.

The Chairman of the Company, Michael Chermak, guaranteed several loans to Retail Pilot, Inc. aggregating to $341,442 in 2004. The loans were made by Indy Mac Bank to Retail Pilot, Inc., one of Bridgetech’s wholly-owned subsidiaries, and are guaranteed by the Company’s CEO Michael Chermak.
As of December 31, 2006, Bridgetech had loans from two employees totaling $210,577. Both of these loans are unsecured. One loan, in the amount of $140,000, bears interest of 8% per annum.

On November 13, 2007 and November 18, 2007, the Company borrowed $8,000 and $20,000 respectively, using 8% demand notes, from Scott Landow, the former CEO of the Company. As part of the transactions, the Company appointed Mr. Landow as the sole director of two inactive subsidiaries; International MedLink, Inc. and Retail Pilot, Inc.

At December 31, 2007, the Company has cash available of $156,535, compared to available cash of $551,183 on December 31, 2006.

We entered into three agreements that required us to make minimum payments to third parties, regardless of the levels of business activity under those agreements. Our agreement with Sovereign Tracking Systems, LLC (STS) requires that we purchase inventory in the amount of $237,620 (which amount shall increase over time at a rate of ten percent per year); if we purchase less than this amount of inventory, we must pay STS an amount of cash equal to the shortfall. In July 2006, the Company made the payment to STS and commenced taking delivery of inventory in that amount. After receiving the entire inventory required under the agreement, the two parties signed an agreement to terminate the Distributor Contract. No further payments are required.

Our agreement with MD Anderson required a one-time documentation fee of $126,749, paid in 2006, and payment of annual maintenance fees for three years (2006 to 2008), regardless of whether we sell any of the products that we license from MD Anderson: $50,000 in November 2006, $75,000 in November 2007 and $90,000 in November 2008.  The Company is delinquent in the payment of the $75,000 due in November 2007. The milestone fees, which are contingent depending on the success of the following activities, include the payment of $50,000 upon receipt of regulatory approval of a licensed product for human diagnostic use in the United States and $70,000 upon regulatory approval of a licensed product for human diagnostic use in any country other than the United States. In addition, we have a contingent obligation to pay royalties of $100,000 per year following the first sale of a licensed product and 5% of net sales attributable to licensed products. Anderson will have the right to terminate the agreement if we have not made a sale of a licensed product by October 2008

Index

Finally, our agreement with Latitude Pharmaceuticals, Inc included payments totaling $1,500,000, of which $500,000 was made in May 2006. Under the terms of the Agreement, the Company acquired the exclusive distribution rights to four intravenous emulsion formulations to be used in the treatment of cancer and infectious diseases in China, Hong Kong, Macau and Taiwan.  The contract required that we pay Latitude Pharmaceuticals, Inc. $1,000,000 in April 2007, with such amount to be paid in either cash or by the issuance of 335,000 shares of our common stock, at the discretion of the company’s President, Dr. Chen In September 2007, the Company and Dr. Chen terminated the agreement to purchase exclusive distribution rights.  No further payments were made beyond the $500,000 paid on the execution of the agreement in April 2006, which amount was expensed as Research and Development Expense, and the Company relinquished all claims to any rights under the agreement.

All of the costs incurred with regard to the MD Anderson and the Latitude Agreements have been reported as Research and Development Expenses in 2006 totaling $676,749.

The Company made three acquisitions in 2005, all which subsequently failed.  These three acquisitions included Retail Pilot, Inc., International MedLink, Inc., and Clarity Imaging International, Inc.  The acquisition agreements between the Company and the former owners of these three operating entities included earn-out provisions that provided additional shares of Common stock had certain performance targets been achieved.  First, the Company evaluated the future cash flow projections for each entity, then the net present value of future cash flows for three years was calculated, and common stock was to be granted in an amount equal to 40% of this present value calculation.  All three entities failed to perform at the structured performance levels and those trigger points and contingencies have expired and are no longer valid.  The earn-out obligation to issue additional common stock for these entities; IML, Clarity, Retail Pilot has been abandoned and expired.  No further stock has been issued or will be issued under the earn-out provisions.

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the health drink industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

Index

ITEM 7.  FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:	F-2
Jewett, Schwartz, Wolfe & Associates

CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet at December 31, 2007	F-3

Statements of Operations for the years ended
December 31, 2007 and 2006	F-4

Statements of Stockholders’ Equity for the years ended
December 31, 2007 and 2006	F-5

Statements of Cash Flows for the years ended
December 31, 2007 and 2006	F-6

NOTES TO FINANCIAL STATEMENTS	F-7

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BRIDGETECH HOLDINGS INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheet of Bridgetech Holdings International, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgetech Holdings, Inc. and Subsidiaries, as of December 31, 2007, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $56,279,880  through the period ended December 31, 2007, and current liabilities exceeded current assets by approximately $8,740,002 at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
March 24, 2008

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

Index

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

December 31,
2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$156,535
Accounts receivable net of allowance for bad debt	73,716
Minority interest	84,166
Inventory	21,421
Deposits	174,225
Prepaid expenses	100,822
Total current assets	610,885

Property and equipment - net	683,430

TOTAL ASSETS	$1,294,315

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and Accrued Liabilities	$2,293,497
Accrued Compensation	882,670
Notes Payable - Affiliate	972,709
Notes Payable - current	5,202,011
Total current liabilities	9,350,887

Minority interest	20,325
Total liabilities	9,371,212

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value: 10,000,000 shares authorized, 100,000 issued as of December 31, 2007	200
Common Stock, par value $.001, 50,000,000 shares authorized, 30,852,030 shares issued as of December 31, 2007	30,852
Additional Paid in Capital	48,171,931
Accumulated deficit	(56,279,880)
Total stockholders' deficit	(8,076,897)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,294,315

The accompanying notes are an integral part of these consolidated  financial statements

Index

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31,
	2007	2006

REVENUES:
Revenues	$243,770	$437,049
Cost of goods sold	210,432	199,019

Gross profit	33,338	238,030

OPERATING EXPENSES:
General and administrative	12,589,249	15,330,202
Depreciation and amortization	351,596	181,983
Research and development	75,000	676,749
Total operating expenses	13,015,845	16,188,934

OPERATING LOSS	(12,982,507)	(15,950,904)

OTHER (INCOME) AND EXPENSES
Interest and other income	(34,768)	-
Interest expense	2,369,304	903,226
Total other expense	2,334,536	903,226

LOSS BEFORE DISCONTINUED OPERATIONS	(15,317,043)	(16,854,130)

LOSS FROM DISCONTINUED OPERATIONS	38,413	-

LOSS BEFORE INCOME TAXES	(15,355,456)	(16,854,130)

NET LOSS	(15,355,456)	(16,854,130)

Other comprehensive (income) loss:
Foreign currency translation adjustment	5,534	-
Minority interest	(84,166)	-
TOTAL COMPREHENSIVE (LOSS) INCOME	(15,265,756)	$(16,854,130)

NET LOSS PER SHARE:
Basic:	$(0.52)	$(0.60)

Diluted:	$(0.49)	$(0.56)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	29,608,048	28,129,560
Diluted	31,648,048	30,169,560

The accompanying notes are an integral part of these consolidated financial statements

Index

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional		Total
	Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

December 31, 2005	-	$-	18,348,049	$18,348	$23,145,697	$(24,104,760)	$(940,715)

Issuance of Stock for Services	-	-	2,649,761	2,650	7,300,458		7,303,108
Issuance of Warrants	-	-		-	1,231,826	-	1,231,826
Issuance of Stock for Cash	-	-	6,531,750	6,532	6,462,905	-	6,469,437
Issuance of Stock for Commission	-	-	600,000	600	1,739,400	-	1,740,000
Capital Raising Costs	-	-	-	-	(536,965)	-	(536,965)
Net (loss) for the year	-	-	-	-	-	(16,854,130)	(16,854,130)

December 31, 2006			28,129,560	28,130	39,343,321	(40,958,890)	(1,587,439)

Issuance of Stock for Services	-	-	2,666,470	2,666	4,431,045	-	4,433,711
Issuance of Warrants	-	-	-	-	2,946,721	-	2,946,721
Issuance of Stock for Cash	-	-	56,000	56	55,944	-	56,000
Issuance of Options	-	-	-	-	1,295,100	-	1,295,100
Issuance of preferred stock	100,000	200	-	-	99,800	-	100,000
Equity adjustment - ECash merger	-	-	-	-	-	(55,234)	(55,234)
Net Loss for the year	-	-	-	-	-	(15,265,756)	(15,265,756)

December 31, 2007	100,000	$200	30,852,030	$30,852	$48,171,931	$(56,279,880)	$(8,076,897)

The accompanying notes are an integral part of these consolidated financial statements

Index

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(15,265,756)	$(16,854,130)
Adjustments to reconcile net income to net cash(used in) operating activities:
Minority Interest	20,325	-
Equity adjustment - ECash merger	(55,234)	-
Depreciation and amortization	351,596	181,983
Stock issued for services	4,433,711	7,303,108
Issuance of options	1,295,100	-
Stock issued for acquisition	-	-
Issuance of warrants & beneficial conversion features	2,946,721	1,231,826
Stock issued for commission	-	1,740,000
Changes in assets and liabilities:
Accounts Receivable	(8,088)	(45,817)
Minority interest receivable	(84,166)	-
Inventory	253,559	(274,980)
Accounts payable and Accrued Liabilities	979,510	814,010
Accrued Compensation	97,782	655,115
Deposits	45,632	(94,728)
Other Assets	-	32,285
Prepaid Expenses	(63,289)	(37,533)
Net cash (used in) operating activities	(5,052,597)	(5,348,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(363,348)	(816,100)
Net cash (used in) provided by investing activities	(363,348)	(816,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investors' loans	420,690	-
Repayment of notes payable	-	(928,840)
Proceeds from notes payable	4,444,607	1,679,808
Proceeds from issuance of common stock	56,000	-
Proceeds from issuance of preferred stock	100,000	5,932,473
Net cash provided by financing activities	5,021,297	6,683,441

(DECREASE) INCREASE IN CASH	(394,648)	518,480
CASH, BEGINNING OF YEAR	551,183	32,703
CASH, END OF YEAR	$156,535	$551,183

Supplemental Disclosures
Income Taxes	$800	$1,600
Interest Paid	$21,003	$75,548

The accompanying notes are an integral part of these consolidated financial statements

Index

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial statements of Bridgetech Holdings International, Inc. include the accounts of its wholly owned subsidiaries, Retail Pilot, Inc. D/B/A Healthcare Pilot (“Retail”), International MedLink, Inc. (“MedLink”), and Clarity Imaging International, Inc. (“Clarity”).

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

In May 2005, Bridgetech acquired 100% of MedLink. Medlink’s principal business is providing hospitals and other healthcare facilities with nurses from the Philippines who are properly accredited to practice as nurses in the United States.

In June 2005, Bridgetech acquired 100% of Clarity. Clarity manages diagnostic imaging centers in Texas.
The Agreement and Plan of Merger by and between Clarity Imaging International, Inc., ECSI Acquisition Corp., and ECash, Inc. dated March 1, 2007 was filed on Form 8-K on March 5, 2007.  The transaction was not effective until April 2007.  As a result of the merger, the Company retained a 72.5% interest in Clarity.  On June 30, 2007, the Company recorded a minority interest in the amount of $20,325 reflecting the value of the ECash common stock contributed by ECash, Inc.   Subsequent to the completion of the merger on June 30, 2007, Clarity Imaging, Inc. reported a loss of $306,059 for the six months ended December 31, 2007. As a result, the Company recorded a minority interest gain of $84,166 and a related receivable to recover our partner’s 27.5 percent share of these losses for the six month period.

The Clarity Imaging International, Inc. Balance Sheet and related Statement of Operations, Statement of Shareholder’s Equity and Statement of Cash Flows for the period of Inception to December 31, 2006 together with the Report of the Independent Auditors, and the Un-audited Pro Forma Combined  Financial Statements for Clarity Imaging International. Inc. and ECash, Inc. were filed on Form 8-K/A on June 12, 2007.

In April 2005, Bridgetech formed Amcare and owns 67% of Amcare. Amcare is not an operating entity presently and upon approval will operate a CRO and lab in China. The Amcare transaction was never implemented and the corporate entity was abandoned. Bridgetech has been the sole funding source of Amcare

Index

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT”), in conjunction with the University of Hong Kong (“CUHK”).  Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating to provide clinical trial services.  Bridgetech acquired a 51 percent ownership in BMT with an initial funding of $50,000 in the form of a loan.  CUHK did not contribute any material assets to BMT for its 49 percent ownership.  Bridgetech is obligated under the BMT Agreement to provide 100 percent of the funding requirements of BMT, including additional financing over a three-year period. The financial statements of BMT have been fully consolidated into the Company’s financial statements.

NOTE 2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has year end losses from operations for 2007 and 2006.  During the year ended December 31, 2007 the Company recorded an accumulated deficit of $56,279,880.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Bridgetech, its wholly owned subsidiaries, and minority interests. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, Bridgetech evaluates its estimates and assumptions including, but not limited to, the estimated useful lives of property and equipment and the allowance for doubtful accounts. Actual results may differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Revenue Recognition

Revenue includes product sales, consulting service income and fee-for-service arrangements. Bridgetech recognizes revenue from product sales at the time customers are invoiced upon shipment, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance. Revenue from consulting services and fee-for-service arrangements is recognized when the services are completed. Fee-for -service arrangements includes the placement of nurses in the U.S., recruited from the Philippines. Revenue is recognized and invoiced at each stage of the identification, approval, training and placement process.

Index

Cash and Cash Equivalents

Bridgetech considers currency on hand, demand deposits, and all highly liquid investments with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments.

Accounts Receivable

Substantially all of Bridgetech’s accounts receivable balance relate to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Bridgetech’s best estimate of the amount of probable credit losses in its existing accounts receivable. Bridgetech maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products and services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $3,243 of bad receivables in 2006.  No bad debts were written off in 2007. There was no allowance for doubtful accounts as of December 31, 2007 and 2006. During 2006, there were some minimal reversals of sales at Retail Pilot due to a failure to satisfy customers on installation

Inventories

Inventories are stated at the lower of average cost or market. On a quarterly basis, Bridgetech assesses the realizability of all inventories to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated realizable value based on assumptions about future demand and market conditions.  Inventory at December 31, 2007 totaled $21,421 and consisted of $10,000 of transmitters and radio-frequency asset tracking tags and $11,421 of reagents and medical products in the Company’s Asian subsidiaries.  Inventory totaled $274,980 at December 31, 2006 and consisted of $211,980 of radio-frequency asset tracking tags and transmitters at Retail Pilot and $63,000 of esophageal capsule endoscopy products at Clarity Imaging, Inc.  In 2007, the Company wrote the value of the transmitters and asset tracking tags down by $177,178 to $10,000, after shipping products costing $87,800.  The operations of Retail Pilot, Inc. were discontinued as of January 1, 2007, and the Company had attempted to sell this inventory unsuccessfully during 2007.  Also, during 2007, the Company wrote off the inventory of ESO pills at Clarity Imaging Inc. as the pills remaining in inventory had reached their expiration dates.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

Index

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is reviewed at least annually for impairment. The test is performed by deducting the fair value of all assets and liabilities from the total estimated fair value to determine residual goodwill. As of December 31, 2005, Bridgetech completed its annual goodwill impairment test and determined that impairments existed.

Intangible assets at December 31, 2006 consist of the Vanderbilt agreement. At December 31, 2005, Bridgetech completed an intangible asset impairment test and determined that impairment existed and wrote off $196,389 which consisted of the payments to Sovereign Tracking Systems and BioField.  No intangible assets were written off in 2007 or 2006.  Intangible assets are amortized over their estimated useful lives.

Impairment of Long-Lived Assets and Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Index

Concentration of Credit Risk

Financial instruments that potentially expose Bridgetech to concentrations of credit risk consist principally of trade accounts receivable, and cash investments. Bridgetech performs ongoing credit evaluations and generally does not require collateral from its customers. As of December 31, 2007 two customers accounted for $60,479 and 82 percent of the total accounts receivable balance. In 2006 the customer base has grown to eliminate the customer concentration and there was no concentration of credit risk at December 31, 2006.

In 2007, revenue from one customer accounted for$126,487 and 52 percent of Bridgetech’s total revenues. Revenues from ten customers represented 100 percent of total revenues in 2007.

The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short-term maturities of those financial instruments. Cash equivalents at December 31, 2007 and 2006 were $156,535 and $551,183, respectively. Cash and cash equivalents are invested with one financial institution. Such funds are not insured by the Federal Deposit Insurance Corporation; however Bridgetech considers its credit risk associated with cash and cash equivalents to be minimal.

Bridgetech is dependent on continued financing from investors to sustain the operating activities. On an ongoing basis, management seeks financing in order to fund future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, such financing will be completed on commercially favorable terms, or that such operating activities in connection with products will be successful.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2007, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Recent Accounting Pronouncements

On December 21, 2007 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

Index

In December 2007, the Financial Accounting Standards Board Statement of Financial Accounting Standards issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.  SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, Financial Accounting Standards Board Statement of Financial Accounting Standards issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

In February 2007, Financial Accounting Standards Board Statement of Financial Accounting Standards issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No. 159.

Index

In September 2006, the Financial Accounting Standards Board Statement of Financial Accounting Standards issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its results of operations and financial condition.

In July 2006, the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company is a development stage and taxes are currently not material to the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent reporting periods. SFAS No. 156 is effective beginning Fiscal year 2008. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its results of operations and financial condition.

NOTE 4.	ACQUISITIONS AND AGREEMENTS

In April 26, 2006, Clarity compensated the services of two individuals engaged in the marketing and distribution of gastro-intestinal endoscopy products and services in accordance with the agreements.  The individuals were primarily engaged in the business of providing esophageal pill camera examinations, under the name Advanced Capsule Endoscopy Services, LLC (ACES).  The total cost included cash payments totaling $530,000 and 354,000 shares of Bridgetech stock which are subject to certain restrictions on resale. The fair market value of $2.80 as of that date was $991,200. The total purchase price in cash and stocks was $1,521,200. The cost was expensed in 2006.  The first cash payment of $265,000 was made in April 2006 and the second identical payment of $265,000 was scheduled for January 2007. This second payment was delayed and is now being made on a scheduled basis per agreed terms. ACES services were acquired solely to obtain access to the products, and the marketing and distribution capabilities of these two individuals and were recorded as compensation to them.  ACES had no assets and liabilities at the time of purchase.

Index

The Company valued the shares of its common stock at the market prices reported on the dates of the respective acquisitions and agreement.

In February of 2006, the company amended its agreement with Sovereign Tracking Systems. The exclusive distributor agreement was terminated and a new, non exclusive distributor agreement was signed. The minimum purchase requirements were reduced to $237,620. We terminated the agreement in 2007.

NOTE 5.	COMMON AND PREFERRED STOCK

In the year ended 2007, the Company sold 56,000 shares of $.001 par value common stock for $56,000, and issued 2,666,470 shares of $.001 par value common stock for services.  In addition, the Company issued 100,000 shares of $.002 par value Series A Preferred shares to Mr. Chermak in lieu of payment of deferred compensation of $100,000.

In year ended 2006, the Company sold 6,531,750 shares of $.001 par value common stock for $6,469,437, issued 2,649,761 shares of $.001 par value common stock for services, and issued 600,000 shares of $.001 par value common stock for commission.

NOTE 6.	OPTIONS

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

	Number of Securities to be issued upon exercise of outstanding options, warranties and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	0	$-	5,000,000
Equity compensation plans not approved by security holders	0	-	-
Total	0	$-	5,000,000

Index

2005 Plan. A total of 5,000,000 shares were reserved for issuance from time to time under the 2005 Plan. This number would be adjusted in the event of any change in the outstanding common stock of the Company by reason of any stock dividend, stock split or similar corporate change. If an option granted under the 2005 Plan expires or otherwise terminates without having been exercised, the shares of common stock subject to such option shall be available for grant again under the 2005 Plan. In July 2007, the Company granted 4,660,000 options under the 2005 Plan.

The 2005 Plan is administered by the Company’s Board of Directors. The Board of Directors may grant options to any employee, consultant or director of the Company or any of its subsidiaries. On the date of grant, the board of directors will determine the vesting schedule, expiration date and option exercise price for each option. The per-share exercise price of any incentive stock option, or ISO, may not be less than the fair market value of a share of the Company’s stock on the date of grant, as determined in accordance with the terms of the 2005 Plan. The per-share exercise price of any non-qualified stock option, or NSO, may not be less than 85% of the fair market value of a share of the Company’s common stock on the date of grant.  Any increase in the maximum number of shares for which options may be granted under the 2005 Plan must be approved by the Company’s shareholders.

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

Index

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

The aggregate fair market value (determined at the time an option is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the Plan shall not exceed $100,000. Any Option granted to an Employee of the Company shall become exercisable over a period of no longer than ten (10) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life (years)	3.0
Risk-Free interest rate	4.9%
Expected Volatility	113%
Expected Dividend Yield	0.00%

At September 30, 2007 we had 4,660,000 options outstanding with an exercise price of $.80, an expected life of three years and vested from immediately upon grant to three years on a quarterly basis. Of those granted  2,325,833 have vested. All such Common Stock Equivalents have been excluded from the diluted per share calculations for three and nine month periods ended September 30, 2007 because the result would have been anti-dilutive.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Compensation cost which is based on the fair value of options granted is recognized as they vest. During the quarter ended September, the Company recorded expense of $1,295,100 related to the issuance of the 4,660,000 options.

NOTE 7.	WARRANTS

The Company has issued warrants in connection with certain debt and equity transactions, as well as in conjunction with several consulting arrangements.  Warrants outstanding are summarized as follows:

In 2007, the Company issued 1,560,000 warrants in conjunction with the issuance of convertible debt to three separate creditors.  In addition, the Company issued 2,000,000 warrants to one individual as part of a finder’s fee agreement to raise additional capital for the Company.  The latter warrants were reported as compensation expense.

Index

Warrant Parties	Number of	Exercise
	Warrants	Price	Expiration
Total Outstanding at beginning of year	2,040,000
Pinot	660,000	$1.50	1/22/2009
Jade Treasure	500,000	$1.50	4/30/2009

Margaret Kwok	400,000	$1.50	4/26/2009
Johnson Lau	2,000,000	$1.50	6/30/2008
Total Outstanding December 31, 2007	5,600,000

The exercise prices of the warrants range from $.50 to $4.00.  The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company valued the warrants using Black-Scholes option-pricing model.  The assumptions under Black Scholes are based on the market value of the stock price at the time of issuance, the exercise price of the warrants, life, volatility, risk free interest rate of the warrants.  The Black Scholes option-price model was the best determinable value of the warrants that the Company “knew up front” when issuing the warrants in accordance with EITF 96-18.  The warrants had no vesting schedule and could be exercised at the option of the parties receiving the warrants until either terminated by contract or expiration.

In 2006, the Company issued 2,040,000 in warrants and recorded it as compensation expense and also recorded the MCC Global Healthcare termination agreement.

Warrants	Number of	Exercise
Parties	Warrants	Price	Expiration
Total Outstanding at the beginning of year	2,500,000
Redwood	400,000	$3.00	9/18/2008
Directors	200,000	0.50	none
Propper	200,000	1.00	4/27/2011
Margaret Kwok	400,000	1.50	12/16/2008

Reliable	200,000	1.50	5/29/2008
Skyway	600,000	1.50	11/14/2008
Chui	40,000	$1.50	none
Total Terminated per agreement	(2,500,000)
Total Outstanding December 31, 2006	2,040,000

Index

In 2005, the Company issued 2,500,000 in warrants in conjunction with issuance of common stock and recorded it as compensation expense.  In April 2006 the company terminated the contract and the warrants were terminated.  In 2006, the Company then recorded the termination of the warrants at the date of termination.

Warrant Parties	Number of	Exercise
	Warrants	Price	Expiration
Total Outstanding at beginning of year	0
MCC Global Healthcare	1,500,000	$2.50	Terminated in 2006
MCC Global Healthcare	1,000,000	$4.00	Terminated in 2006
Total Outstanding December 31, 2005	2,500,000

NOTE 8.	PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

Property and Equipment	Useful	December 31,	December 31,
	Life	2007	2006
Computer equipment, peripherals and Software	3 years	$231,857	$170,122
Office	5 years	153,439	107,545
Machinery and Equipment	7 years	343,718	318,718
Leasehold Improvements	5 years	467,180	249,227
Totals		1,196,194	845,612

Accumulated Depreciation		(512,764)	(176,436)

Net Fixed Assets		$683,430	$669,176

Depreciation expense $349,094 and $171,985 for 2007 and 2006, respectively. There were no capital leases as of December 31, 2007 or 2006.

NOTE 9.	GOODWILL AND OTHER INTANGIBLE ASSETS

In 2005, the Company executed two Purchase Agreements which were recorded as Intangible assets. One with Sovereign Tracking Systems, (STS), was a non-exclusive distribution agreement for the sale of asset tracking systems into health care facilities for $170,000, and the second with BioField to acquire equipment with specific applications to laboratory analysis in Asia for $50,000. The Company amortized the STS Purchase Agreement in 2005 and, after incurring amortization expense of $23,611 in that year, wrote off the unamortized balance of $146,389. The market applications and potential of the products acquired from STS were not sufficient to justify continuing with Agreement. Both parties executed a mutual termination letter early in 2007. The Company also wrote off the BioField cost, after concluding that the market in Asia for the equipment was very limited.

In May 2005, IML entered into an agreement with Vanderbilt University pursuant to which IML will train nurses in the Philippines using instruction courses and materials designed by the faculty of the Vanderbilt School of Nursing. Under this Agreement, Vanderbilt has granted IML a limited exclusive license to use Vanderbilt videotaped courses and materials in connection with IML’s training program in the Philippines. This arrangement commenced in April 2005. IML paid Vanderbilt an up-front fee of $53,500 and pays Vanderbilt (i) a fee $500 per student for each student enrolled in a program using the Vanderbilt materials, and (ii) an additional fee of $500 per student for each student who passes a specified nursing certification exam. This agreement expires in March 2007 unless mutually extended by the parties, and is subject to early termination by either party upon 30-day notice. To date, IML has established nurse training programs in the Philippines using the Vanderbilt training materials and begun to recruit qualified nurses in the Philippines. The initial payment has been amortized over 24 months.

Index

Goodwill and Intangible Assets
	2007	2006
Purchase Agreements
Goodwill
Vanderbilt Agreement	46,004	46,004

Total Goodwill and Intangibles Assets	46,004	46,004

Impairment of Goodwill and Intangible Assets
Accumulated Amortization	(46,004)	(43,502)

Net Goodwill and Intangible Assets	0	2,502

The amortization expense for all intangible assets is grouped with the depreciation expense for the related reporting period, and reported in the Statements of Operations and the Statements of Cash Flows as “Depreciation and amortization” expense. The weighted average of the average amortization period, in total and by major intangible asset class is ten years in accordance with the agreements with the above intangible assets. The company had total amortization expense of $2,502 and $17,497 in 2007 and 2006 respectively.

NOTE 10.	NOTES PAYABLE

As of December 31, 2007, Bridgetech had borrowings of $6,676,881 which include principal and interest at 8% per annum. Of this total, $5,704,172 represented twenty-three promissory notes to nineteen outside investors, and $972,709 was comprised of loans from four employees.   A year earlier on December 31, 2006, Bridgetech had borrowings of $1,952,703 which include principal and interest at 8% per annum. Of this total, $1,742,126 represented one promissory note and two convertible notes to three outside investors, and $210,577 was comprised of loans from two employees.

The promissory note at December 31, 2006 was in the amount of $500,000 from Richard Propper, due on October 26, 2006 at 8% interest rate per annum, which note was in default at year end 2006 and continues to be in default.  This note, originally dated April 27, 2006, included 200,000 warrants to purchase common stock at $1.00 per share which expire on May 23, 2012. The Company recorded non-cash interest expense of $262,069 related to the amortization of the debt discount associated with the warrants, valued using the Effective Conversion Rate Method.  The note with Mr. Propper was in default on December 31, 2006 and the Company accrued $66,498 as an estimated liability to compensate Mr. Propper for this default.

On November 14, 2006, the Company borrowed $600,000 from Skyway Development at an 8% interest rate, on a convertible note, which is due on April 14, 2007. Under the terms of the note, Skyway Development could convert the unpaid principal and interest into the Company’s Common Stock at an exercise price of $1.50 per share.    Skyway was also issued 600,000 warrants, as additional consideration for this note, at a strike price of $1.50 per share. The warrants will expire in two years on November 14, 2008. We first allocated the $600,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $231,113 to the Beneficial Conversion Feature of the note and $368,887 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

Index

In addition to the warrants, Skyway was granted 600,000 common shares (which are subject to certain restrictions on resale) as consideration for the transaction as well as compensation to assist the Company in identifying additional sources of investment capital in Asia. These shares were valued at a total of $1,740,000, based on a market price of $2.90 per share and equity commission in this amount was recorded on November 14, 2006.

On December 18, 2006, the Company borrowed $600,000 from Margaret Kwok at an 8% interest rate, also on a convertible note, which is due on June 15, 2007 which will be extended for 90 days from the due date. Under the terms of the note, Kwok could convert the unpaid principal and interest into the Company’s Common Stock at an exercise price of $1.50 per share. Margaret Kwok was also issued 400,000 warrants that convert at $1.50 per share. These warrants will expire in two years on December 16, 2008.  We recorded non-cash interest expense of $404,010 related to the amortization of the debt discount associated with the beneficial conversion features and warrants. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $262,505 to the Beneficial Conversion Feature of the note and $142,505 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

On May 29, 2006, the Company borrowed $500,000 from Reliable Technology on a Convertible Note with an 8% interest rate per annum, due on or before December 31, 2006. Under the terms of the note, Reliable Technology could convert the unpaid principal and interest into the Company’s Common Stock at an exercise price of $1.50 per share. Reliable Technology was also issued 200,000 warrants at $1.50 per share, expiring in two years in conjunction with this note. We recorded as non-cash interest expense $500,000 related to the amortization of the debt discount associated with the beneficial conversion features and warrants.  We recorded as non-cash interest expense of $500,000 related to the amortization of the debt discount associated with the beneficial conversion features and warrants. We first allocated the $500,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $404,234 to the Beneficial Conversion Feature of the note and $95,766 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.  This note was paid in full, along with accrued interest, on December 20, 2006 from the proceeds of the Margaret Kwok note.

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

Index

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

During the fourth quarter of 2007, the Company borrowed a total of $650,000 from Richard Propper in two convertible notes, one in the amount of $450,000 dated November 14, 2007 and the second in the amount of $200,000 dated December 3, 2007.  The notes were due and payable on May 9, 2008 and June 3, 2008, respectively, and both were at 8 percent interest rates.  Both notes were convertible into the Company’s Common stock at $.25 per share.

The Company, in accordance with EITF 98-5, EITF 00-27, and APB 21, we accounted for the convertible notes under the Effective Conversion Rate Method, in order to recognize the value attributable to the Beneficial Conversion right Feature (“BCF”), which affected the amount allocated to the value of the warrants. Additionally, the Company changed its amortization of the resulting debt discount to the Effective Interest Rate Method and amortized the discount over the original term of the note.

Index

The following table shows the amount allocated to warrants and BCF’ for each of the notes along with warrants issued for consulting.

Warrant Activity in 2007			Black-Scholes	Amount Allocated to the		Discount
		Warrants	Valuation of		Note	Allocated to
Issued to	Purpose	Issued	Warrants	Warrants	Amount	BCF	Warrants
Pinot Co Ltd,	Convertible Note	660,000	715,728	$417,157	1,000,000	582,843	417,157
Pinot Co Ltd.	Allocated to BCF			582,843
Jade Treasure	Convertible Note	500,000	16,131	15,627	500,000	22,384	15,627
Margaret Kwok	Compensation	400,000	127,942	105,455	600,000	25,455	105,455
Johnson Lau	Consulting	2,000,000	1,312,412	1,312,412			1,312,412
Johnson Lau	Allocated to BCF Agreement			47,839		47,839
Total Value of Warrants Activity		3,560,000	2,172,213	2,481,333	2,100,000	679,521	1,850,651

Warrant Activity in 2006			Black-Scholes	Amount Allocated		Discount
			Valuation	to the		Allocated to
		Warrants	of		Note
Issued to	Purpose	Issued	Warrants	Warrants	Amount	BCF	Warrants
Four Directors	Compensation	200,000	677,961	$677,961		-	677,961

Richard Propper	Promissory Note	200,000	550,723	262,069	500,000		262,069

Reliable Technology	Convertible Note	200,000	118,453	95,766	500,000	404,234	95,766

Redwood Consulting	Consulting	400,000	139,766	139,766

Skyway Development	Convertible Note	600,000	957,681	368,887	600,000	231,113	368,887

Han Chiu	Consulting	40,000	16,552	16,552

Margaret Kwok	Convertible Note	400,000	186,849	142,505	600,000	262,505	142,505
Propper "Warrant Penalty"					66,498
Value of Warrants Issued		2,040,000	2,647,985	$1,770,004	2,200,000	897,852	1,547,188
Allocated to BCF				897,852
MCC Global	Cancellation of Agreement	(2,500,000)	(1,436,030)	(1,436,030)
Total Value of Warrants Activity		(460,000)	1,211,955	1,231,826

Index

NOTE 11.	INVESTOR AND EMPLOYEE LOANS

Loans from investors and employees totaled $972,709 as of December 31, 2007 and were comprised of loans from four employees and one outside investor.  The loans bear interest at an 8 percent annual rate and all have no certain due date.  The total of $972,709 includes the several loans made by Mr. Chermak to the Company and its Retail Pilot subsidiary in 2004, as described below.

The Chairman of the Company, Michael Chermak, guaranteed several loans to Retail Pilot, Inc. aggregating to $341,442 in 2004. The loans were made by Indy Mac Bank to Retail Pilot, Inc., one of Bridgetech’s wholly-owned subsidiaries and is payable on demand.

As of December 31, 2006, Bridgetech had loans from two employees totaling $210,577. Both of these loans are unsecured. One loan, in the amount of $140,000, bears interest of 8% per annum.

NOTE 12.	INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006 consist of the following:

	December 31,	December 31,
	2007	2006

Current:	-	-
	-	-
Deferred benefit:	$6,579,000	7,247,275
	6,579,000	7,247,275
Valuation allowance	(6,579,000)	(7,247,275)
(Benefit) provision for income taxes, net	$-	-

Index

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,	December 31,
	2007	2006

Combined statutory income tax rate	43.00%	43.00%

Valuation allowance	(43.00)%	(43.00)%
Effective tax rate	-0-	-0-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,	December 31,
	2007	2006

Net operating loss carryforward	6,579,000	7,247,275
Valuation allowance	(6,579,000)	(7,247,275)

Deferred income tax asset	$-	-

The Company has a net operating loss carryforward of approximately $15,300,000 available to offset future taxable income through 2028.

Bridgetech does not intend to reverse the valuation allowance at this time. Bridgetech provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using an asset and liability based approach and requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, Bridgetech evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. Bridgetech considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. Should Bridgetech determine that it is not able to realize all or part of its other deferred tax assets in the future, a valuation allowance would be required resulting in an expense recorded within the provision for income taxes in the Statement of Operations in the period in which such determination was made. It is reasonably possible that the amount of the deferred tax asset considered realizable could be reduced in the near term if future taxable income is reduced.

NOTE 13.	LEASE COMMITMENTS

Index

Bridgetech leases various office facilities under lease agreements that expire at various dates. Future minimum lease payments under operating leases, as of December 31, 2007, are as follows:

Operating Leases
2008	$218,180
2009	171,893
2010	131,530
2011	43,968
Total minimum lease payments	$565,571

Rental expense for 2006 was $ 92,789 and $411,505 for 2007.  The Company is presently in negotiations with a third party under which the Company has terminated its lease in San Diego and assigns the balance of the lease obligation to the third party.

NOTE 14.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

Bridgetech enters into purchase order commitments in the normal course of business. The Company had no open purchase orders as of December 31, 2007.As of December 31, 2005, Bridgetech had an obligation for future products of approximately $ 237,620 with Sovereign Tracking System under a purchase agreement. During 2006, cash in the above amount was paid to Sovereign Tracking Systems and inventory was received under the purchase agreement. On February 26, 2007, Bridgetech and Sovereign Tracking Systems signed an agreement to terminate the Distributor Contract. No further payments are required. .

NOTE 15.	EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share. The Company issued 4,660,000 options in July 2007 and has issued 5,600,000 warrants that are reflected in our diluted earnings per share calculation in accordance with SFAS 128.

NOTE 16.	RESEARCH AND DEVELOPMENT

Research and Development Expense in 2007 totaled $75,000 and represents an accrual for the maintenance fee for the second year (2007) under the Company’s agreement with MD Anderson.

Research and Development expenditures totaled $ 676,749 in 2006 and consisted of $500,000 paid to Dr. Chen on the execution of the agreement with Latitude in April 2006 and $176,749 of costs related to the agreement with MD Anderson.

The Company acquired rights for the delivery of drugs and diagnostics under both of these contracts.  However, since the drugs are subject to lengthy review and approval processes, with a good deal of uncertainty, the Company is expensing all current costs as Research and Development.  For the year ended December 31, 2005, Research and Development costs totaled $150,511 and were related to the Company’s modifications and changes to RFID products, and some development work on new products for controlling assets for customers in the retail trade. Research and Development costs include salaries, fees paid to contractors and consultants and development materials.

Index

NOTE 17.	PRODUCT SEGMENTS

Our product segments provide management with a comprehensive financial view of our key businesses. The segments provide a framework for the alignment of strategies and objectives across the development, sales, marketing, and services functions, and for the timely and rational allocation of development, sales, marketing, and services resources within businesses. The segments also help focus strategic planning efforts on key objectives and initiatives across our broad businesses. Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. Our four product segments are: Asset Management, Medical Imaging, Nurse Recruitment and Training and Medical Technology Transfer.

Segment revenue and operating income/ (loss) was as follows:

Year Ended December 31	2007	2006

Revenue
Asset Management	$0	$42,202
Medical Imaging	167,561	201,946
Nurse Recruitment and Training	68,400	192,901
Medical Technology Transfer	7,809	0

Reconciling amounts

Consolidated	$243,770	$437,049

Year Ended December 31	2007		2006

Operating Income/(Loss)
Asset Management	$		$(406,431)
Medical Imaging		(717,941)	(231,659)
Nurse Recruitment and Training		(82,988)	(45,597)
Medical Technology Transfer		(2,161,387)	(765,433)
Reconciling amounts		(12,303,440)	(15,405,010)

Consolidated		$(15,265,756)	$(16,854,130)

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our four segments are Asset Management, Medical Imaging;  Nurse Recruitment and Training, and Medical Technology Transfer.  The types of products and services provided by each segment are summarized below:

Index

Asset Management:

Asset Management uses electronic article surveillance and radio frequency identification (RFID) technologies to track retail assets and mobile assets in medical facilities. The operations of this segment were discontinued as of January 1, 2007.

Medical Imaging:

Medical Imaging is the fastest growing segment of the domestic healthcare markets. We acquired Clarity Imaging which did not generate income in prior years. The operations of Clarity Imaging were merged into ECash, Inc. in March 2007.  ECash, Inc. is a publicly traded corporation. The decision was made to better access financial markets and to establish a larger critical mass for operations.

Nurse Recruitment and Training:

According to the American Hospital Association and the American Nursing Association, the U.S. is currently experiencing a shortage of qualified nurses. The operations of International MedLink were acquired to participate in this market by training nurses in the Philippines and placing them in qualified medical facilities in the US. The operations never materialized due to a lack of personnel and funding.

Medical Technology Transfer

The Company’s Medical Technology Transfer segment includes all of the activities and expenses related to the identification and purchase of drugs and diagnostics for distribution and sale in Asia, primarily China. No revenues have been recorded and the expenses to date relate to hiring of personnel, the establishment of organizations and the development of necessary business relationships in China.

Because of our integrated business structure, operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs. Management will continually evaluate the alignment of product development organizations, sales organizations, and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Medical Technology Transfer (continued)

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Reconciling amounts and corporate-level activity not specifically attributed to a segment. In addition, certain revenue and expenses are excluded from segments or included in corporate-level activity including certain legal settlements and accruals for legal contingencies.

Index

Significant reconciling items were as follows:

Year Ended December 31	2007	2006

Operating income reconciling amounts:
Research and Development	$(75,000)	$(676,749)

Stock-based compensation expense	(4,066,565)	(8,357,086)

Issuance of warrants, net of reversal of MCC warrants in 2006	(1,312,412)	175,019
Interest Expense	(2,369,304)	(903,226)
Corporate-level expenses(1)	(4,480,159)	(5,642,968)

Total	$(12,303,440)	$(15,405,010)

(1)	Corporate-level expenses exclude legal settlements and contingent liabilities, stock-based compensation expense, and revenue reconciling amounts presented separately in those line items.

NOTE 18	DISCONTINUED OPERATIONS

On December 31, 2007, the Company ceased operations of its China operations and decided to look for a new merger opportunity.  The financial statements have been prepared to show the operations of the China Operations as discontinued for the years ended December 31, 2007.

This abandonment of that operations has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The results of the discontinued operations of the China operations was 38,413.

* * * * * * *

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2007.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Index

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

Index

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the directors and officers of the Company as of March.

Name	Age	Positions

Michael D. Chermak	47	Chairman and Chief Executive Officer and Director

Michael L. Jeub	65	Chief Financial Officer
Blake Ingle, Ph.D.	60	Director
Mang Yu, Ph.D.	51	Director
Alan Paau, Ph.D.	51	Director
Kenneth Goins, Jr.	48	Director

On April 22, 2008 and April 15, 2008, Blake Ingle, PhD., Mang Yu, PhD., Alan Paau, PhD, MBA, and Kenneth Goins, Jr. resigned as members of directors of the Board of Directors of Bridgetech Holdings International, Inc.  The Company filed a Form 8-K related to these resignations on April 14, 2008.

Michael D. Chermak has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since May 2, 2005. From June, 2004 through May, 2005, Mr. Chermak was the Chairman of the Board of Directors and Chief Executive Officer of Retail Pilot, the parent of Shop Guard USA, a private company located in San Diego, California that markets tracking and security devices to the retail industry. From August 2003 to June 2004, Mr. Chermak was the Chief Executive Officer Carttronics, LLC, which made and marketed loss prevention solutions for retailers. From June 2001 to July 2002, Mr. Chermak was the chief executive officer of First Opinion Corp. which develops software used to assist healthcare providers in making differential diagnoses of patients.

Michael L. Jeub has been Chief Financial Officer of the Company since June 2007. Mr. Jeub has thirty plus years of experience serving as a financial management executive and as a CFO of public companies including Immune Response Corporation, Jenny Craig International, Inc., a $400 Million NYSE Company and National Health Laboratories, a $800 Million NYSE Company. Most recently Mr. Jeub served as interim CFO of Averion International Corp., a public $40 million CRO.  Mr. Jeub has  served on several public boards including Clini-Therm Corporation, a medical device company , MedInc Corp., a $20MM chain of medical imaging centers and 360 Global Wines, a $25MM Napa California based public wine and distribution company.

Blake Ingle, Ph.D. has been a director of the Company since April 2006. Dr. Ingle is currently a managing general partner of Inglewood Ventures founded in 1999. Prior to Inglewood he served as CEO and Chairman of Canji, Inc. A gene therapy company specializing in oncology later sold to Shering Plough .He served as CEO of Imcera Group, President and CEO of Pitman Moore and Vice President of R&D at Miles Laboratories. He has served on a variety of public company boards including IMC Fertilizer, Inc, Telios Pharmaceutical, Corvas Pharmaceuticals, Inex Pharmaceuticals, Symbiotic, and Vical. He is currently on the board of Dendreon, (an oncology company). He has served on several nonprofit boards including Trustee and Chairman of the Burnham Institute (a leading cancer and aging research operation).

Index

Mang Yu, Ph.D. has been a director of the Company since April 2006.  Dr. Yu is currently the President & Chief Executive Officer of NexBio which is a private biopharmaceutical company in San Diego. Prior to founding NexBio in 2003, Dr. Yu was a co-founder and Executive Vice President of Perlan Therapeutics, another private biopharmaceutical company focusing on the development of treatments for the common cold. Prior to founding Perlan in 1998, Dr. Yu was a scientific co-founder of Immusol, Inc. where he served as Director of Target Discovery & Gene Therapy. Dr. Yu holds a Ph.D. in Biochemistry & Molecular Biology from Indiana University, School of Medicine, and completed his post-doctoral training at University of California, San Diego with a world-renowned virologist, Dr. Flossie Wong-Staal. Dr. Yu was a founding board member of BayHelix, an organization of leaders of Chinese origin in the global life sciences and healthcare community.

Alan Paau, PhD, MBA, has been a director of the Company since April 2006. Dr. Paau is Vice Provost for Technology Transfer and Economic Development at Cornell University and Executive Director of the Cornell Center for Technology, Enterprise and Commercialization as of Jan. 1, 2007. Previously, since 1998, Dr. Paau served as the Assistant Vice Chancellor UCSD. As an intellectual property and a licensing executive Dr. Paau has supervised the execution of over 800 licenses and option agreements and the formation of over 85 startup companies using university innovations. Prior to joining UCSD, Dr. Paau was Executive Director of the Iowa State University Research Foundation, Inc. and Director of Intellectual Property & Technology Transfer at Iowa State University (Ames, IA). Previously, he was Associate Director of the Biotechnology Center at the Ohio State University. Dr. Paau held faculty appointments while at Iowa State University in the departments of Preventive Medicine, Immunology & Microbiology, and Genetics & Zoology, and at the Ohio State University in the departments of Microbiology, and Plant Pathology. Before returning to the academic environment, Dr. Paau held research and management positions in the Cetus Corporation and the W.R. Grace & Co. organization for twelve years. He earned his Ph.D. in Biological Sciences and also has an MBA. He holds eight U.S. patents and has contributed thirty peer-reviewed research articles to scientific journals and six invited reviews/chapters to technical books. Dr. Paau currently also serves on the Board of Directors of NanBioNexus and Vivo Development, Ltd.

Kenneth M. Goins, Jr. has been a director of the Company since April 2006. Since the spring of 2005, Mr. Goins has been the Senior Vice President of Land America Financial Group, Inc. (“Land America”), and the Chief Operating Officer of Land America Lender Services, which is one of four divisions within Land America. From September 2003 to the spring of 2005, Mr. Goins served as President of Land America Credit Services, Inc., a wholly owned subsidiary of Land America in the Lender Services Division where he planned, developed and executed on the business plan of Land America Credit Services, Inc. In September 2003, Land America acquired INFO 1 Holding Company, Inc. (“IHC”) and changed its name to Land America Credit Services, Inc. At that time Mr. Goins was Chief Executive Officer of IHC. Prior to this position Mr. Goins held many senior management positions in various public companies in the healthcare, financial services, and insurance industries. Mr. Goins was a Cum Laude and Phi Beta Kappa graduate of the University of South Carolina where he earned a Bachelor of Science degree in Business Administration. He is also a Certified Public Accountant.

The Board of Directors has not yet established any committees. All functions of the nominating committee, audit committee and compensation committee are currently performed by the full Board of Directors. Independent board members include Mr. Ingle, Mr. Yu., Mr. Paau and Mr. Goins.

Index

Compensation of Directors

Our bylaws provide that, unless otherwise restricted by our certificate of incorporation, our board of directors has the authority to fix the compensation of directors. The directors may be paid their expenses, if any, related to attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as our director. Our bylaws further provide that no such payment will preclude any director from serving our company in any other capacity and receiving compensation therefore. Further, members of special or standing committees may be given compensation for attending committee meetings.

As of the date herein, as compensation for serving on the Board, each director receives $2,500.00 per attended meeting. All directors receive reimbursement for out-of-pocket expenses in attending meetings of the Board of Directors. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company and will compensate such persons for such services.

On April 22, 2008 and April 15, 2008, Blake Ingle, PhD., Mang Yu, PhD., Alan Paau, PhD, MBA, and Kenneth Goins, Jr. resigned as members of directors of the Board of Directors of Bridgetech Holdings International, Inc.  The Company filed a Form 8-K related to these resignations on April 14, 2008.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and management employees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 received by the Company, transactions involving the Company and review of stockholder records, the Company believes, during the fiscal year ended December 31, 2004, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were not satisfied.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from January 1, 2006 through December 31, 2007. Currently, Michael D. Chermak is the Chairman and Chief Executive Officer of the Company; and Thomas C. Kuhn III was the President and Chief Operating Officer, and resigned January 17, 2007.

Index

2006 and 2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
CEO
Michael Chermak	2006	261,890	0	772,007	0	0	0	0	1,039,097
	2007	275,000	0	751,800	696,250	0	0	0	1,723,050

CFO
Thomas C. Kuhn III	2006	160,000	0	298,754	0	0	0	0	458,754

CFO
Michael L. Jeub	2007	68,270	0	0	557,000	0	0	0	625,270

CFO
A. Noel DeWinter	2007	56,250	0	0	55,700	0	0	0	111,950

(1) Compensation for Mr. Chermak included consulting fees.  Mr. Chermak’s cash compensation was below that of the $400,000 annually, provided in his Employment Agreement executed on May 14, 2005.  As a result, Mr. Chermak had deferred compensation of $ 326,357 on December 31, 2007.

(2) Compensation for Mr. Kuhn included consulting fees. Mr. Kuhn resigned on January 17, 2007. One million shares of restricted stocks were returned to the Company. Mr. Kuhn’s employment agreement was also terminated at that date.

2007 GRANTS OF PLAN-BASED AWARDS TABLE

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date	Number of Non-Equity Incentive Plan Units Granted (#)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date ($ / Sh)

Michael Chermak	June 4, 2007	June 4, 2007									1,250,000	.80	.80

Michael L.Jeub	June 4, 2007	June 4, 2007									1,000,000	.80	.80

A. Noel DeWinter	July 26, 2007	July 26, 2007									100,000	.80	.80

Index

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Michael Chermak	1,250,000	0	0	.80	May 2017	0	0	0	0
Michael L. Jeub	500,000	500,000	0	.80	July 2017	0	0	0	0

A. Noel DeWinter	100,000	0	0	.80	July 2017	0	0	0	0

Index

2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Michael Chermak	0	0	0	0

Michael L. Jeub	0	0	0	0

A. Noel DeWinter	0	0	0	0

Index

2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(1)
Michael Chermak

Michael L. Jeub

A Noel DeWinter

(1) The Company has not established a pension program for any of its employees.

Index

2007 NONQUALIFIED DEFERRED COMPENSATION TABLE  (1)

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Michael Chermak

Michael L. Jeub

A. Noel DeWinter

(1)	The Company has not established a nonqualified deferred compensation plan.

Index

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kenneth Goins, Jr.	0	0	55,700	0	0	0	55,700

Dr. Mang Yu	0	0	55,700	0	0	0	55,700

Dr. Alan Paau	0	0	55,700	0	0	0	55,700

Blake Ingle	0	0	55,700	0	0	0	55,700

On April 14, 2008 and April 15, 2008, Blake Ingle, PhD., Mang Yu, PhD., Alan Paau, PhD, MBA, and Kenneth Goins, Jr. resigned as members of directors of the Board of Directors of Bridgetech Holdings International, Inc.  The Company filed a Form 8-K related to these resignations on April 14, 2008.

Index

2007 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

Michael Chermak	2007	0	0	0	0	0	0	0

Michael L. Jeub	2007	0	0	0	0	0	0	0

A. Noel DeWinter	2007	0	0	0	0	0	0	0

Index

2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Michael Chermak	2007	0	0	0	0	0

Michael L. Jeub	2007	0	0	0	0	0

A. Noel DeWinter	2007	0	0	0	0	0

Index

2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control

Michael Chermak	None

Michael L. Jeub	None

A. Noel DeWinter	None

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

The Company has entered into written employment contracts with Mr. Chermak, Carrie Yuen and Michael Jeub.

The Company’s agreement with Mr. Chermak was entered into on May 1, 2005 and has a three-year term, which is automatically renewed each year for three years from the date of renewal, unless terminated by either party upon 30 days notice or otherwise terminated in accordance with its terms. The agreement provides an annual base salary for Mr. Chermak of $400,000. If the Company terminates his employment without cause, or upon certain changes in control of the Company, Mr. Chermak would be entitled to a one-time severance payment in an amount equal to his then-current base salary plus an amount equal to a 100% bonus for the remaining term of his contract. Mr. Chermak is also entitled to an annual cash bonus and annual options grants in amounts to be determined by the Compensation Committee or the entire Board of Directors, as appropriate. Mr. Chermak is entitled to a monthly car allowance of $1,000, as well as participation in the Company’s health and other benefit plans.  Subject to certain exceptions, Mr. Chermak is prohibited from competing with the Company for one year after the termination of his employment with the Company.

The Company’s agreement with Mr. Jeub was entered into on June 4, 2007 and has a two-year term, which is automatically renewed each year for two years from the date of renewal, unless terminated by either party upon 30 days notice or otherwise terminated in accordance with its terms. The agreement provides a base salary for Mr. Jeub of $150,000 annually. If the Company terminates his employment without cause, or upon certain changes in control of the Company, Mr. Jeub would be entitled to a one-time severance payment in an amount equal to his then-current base salary for the remaining term of his contract. Mr. Jeub is entitled to participate in the Company’s health and other benefit plans which is an annual cost for medical and dental.  Mr. Jeub may also participate in the Company’s employee stock option plan and will be granted from time to time options at the discretion of the compensation committee and Chairman of the Board.  Mike Jeub resigned as officer and Director on April 22, 2008.

The Company’s agreement with Ms. Yuen was entered into on March 1, 2006 and has a three-year term, which is automatically renewed each year for three years from the date of renewal, unless terminated by either party upon 30 days notice or otherwise terminated in accordance with its terms. The agreement provides a base salary for Ms. Yuen of $200,000 annually. If the Company terminates her employment without cause, or upon certain changes in control of the Company, Ms. Yuen would be entitled to a one-time severance payment in an amount equal to her then-current base salary plus an amount equal to a 100% bonus for the remaining term of her contract. Ms. Yuen is also entitled to an annual cash bonus and annual options grants in amounts to be determined by the Compensation Committee or the entire Board of Directors, as appropriate. Ms. Yuen is entitled to participate in the Company’s health and other benefit plans which is an annual cost for medical and dental. Under the terms of the agreement, Ms. Yuen may take up to 50% of her salary common stock in lieu of cash. Ms. Yuen may also participate in the Company’s employee stock option plan and will be granted from time to time options at the discretion of the compensation committee and Chairman of the Board. Subject to certain exceptions, Ms. Yuen is prohibited from competing with the Company for one year after the termination of her employment with the Company.  Carrie Yuen resigned as of April 15, 2008.

Index

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of February 22, 2008, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company’s directors and executive officers and (iii) all directors and executive officers as a group.

Based upon 31,852,030 shares of common stock outstanding on February 22, 2008, the amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (the "Commission"). Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of the security, or “investment power,” which includes the power to dispose of or direct the disposition of the security. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, in determining the number and percentage of shares beneficially owned by each person pursuant to options exercisable within 60 days after termination, resignation or death, shares issuable upon exercise of such options are deemed outstanding for the purpose of determining the total number outstanding for such person and are not deemed outstanding for such purpose for all other stockholders. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

NAME AND ADDRESS (1) (2)		AMOUNT AND NATURE OF BENEFIECIAL OWNERSHIP (2)	PERCENTAGE OF CLASS BENEFICIALLY OWNED
COMMON STOCK, PAR VALUE $.001
EXECUTIVE OFFICERS AND DIRECTORS:
Michael Chermak	3,858,023	(3)10)	12.11%
Noel DeWinter	399,519	(4)	1.25%
Michael Jeub	500,000	(5)	1.57%
Carrie Yuen	2,000,000	(6)	6.28%
Blake Engle (11)	100,000	(7)	*
Alan Paau (11)	100,000	(8)	*
Kenneth Goings, Jr. (11)			*
Mang Yu (11)	100,000	(9)	*
All directors and executive
officers as a group ( 7 persons )	7,057,542		22.16%
5% SHAREHOLDERS:
Estate of Herbert Wong	2,659,230		8.35%

* Indicates ownership of less than 1% of outstanding shares

Index

(1) The address of all executive officers and directors is:
402 W. Broadway, Suite 2600,
San Diego, CA 92101

(2) Each person listed in the group has sole voting power and sole investment power with respect to the shares owned by such person, except as indicated below.

(3) Includes 1,250,000 exercisable stock options
(4) Includes 100,000 exercisable stock options
(5) Consists entirely of exercisable stock options
(6) Includes 1,000,000 exercisable stock options
(7), (8), (9) Consists entirely of exercisable stock options
(10) Includes Preferred Stock conversion scheduled below

SERIES A 8% CUMMULATIVE CONVERTIBLE PREFERRED STOCK, $.002
PAR VALUE

Michael Chermak	100,000 (1)	100%

(1)	Each share is convertible into one share of Common Stock and for voting purposes represents 500 shares of Common Stock.
(11)
On April 14, 2008 and April 15, 2008, Blake Ingle, PhD., Mang Yu, PhD., Alan Paau, PhD, MBA, and Kenneth Goins, Jr. resigned as members of directors of the Board of Directors of Bridgetech Holdings International, Inc.  The Company filed a Form 8-K related to these resignations on April 14, 2008.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $ .001, and 10,000,000 shares of preferred stock

Index

 Common Stock

 The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.  The Company had 30,852,030 common shares issued and outstanding as of December 31, 2007.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $.001 par value, of which 100,000 are issued and outstanding as of December 31, 2007.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Index

Options and Warrants:

 As of December 31, 2007 there were no options and 3,100,000 warrants issued to acquire shares of the Company’s common stock outstanding.

Convertible Securities

At December 31, 2007, the Company converted all convertible notes to common stock at $.25 per share.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

In 2005, the Company engaged Colonial Transfer Agent to serve in the capacity of transfer agent. Their mailing address and telephone number Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, UT 84111 - Phone is (801) 355-5740.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March of 2005, the Company purchased 80% of Retail Pilot. Then, in June 2005, we amended our agreement with Retail Pilot to provide that we would acquire 100% of the outstanding stock. Pursuant to the amendment, we agreed to issue 585,406 shares of the Company’s common stock to Mr. Chermak, the sole shareholder of Retail Pilot. Up to the point of the initial transaction in March 2005, Michael Chermak was the Chairman of the Board of Directors and the Chief Executive Officer of Healthcare Pilot. Mr. Chermak has guaranteed a loan to Retail Pilot by Indy Mac Bank in the principal amount of $341,442, the entire amount of which remains outstanding. The loan bears interest at a rate of 8.5% and is payable on demand.  That note is still outstanding.

During the fourth quarter of 2007, the Company borrowed a total of $650,000 from Richard Propper in two convertible notes, one in the amount of $450,000 dated November 14, 2007 and the second in the amount of $200,000 dated December 3, 2007.  The notes were due and payable on May 9, 2008 and June 3, 2008, respectively, and both were at 8 percent interest rates.  Both notes were convertible into the Company’s Common stock at $.25 per share.

Bridgetech Holdings International, Inc. announced on March 4, 2008 that it will spin off two wholly - owned subsidiaries, International MedLink, Inc., a Texas corporation and Retail Pilot, Inc., a California corporation.       Bridgetech Holdings International, Inc. will announce the record date in which shareholders of Bridgetech Holdings International, Inc. will receive pro rata shares of the spun off entity for each share of Bridgetech Holdings International, Inc. held on the record date. Completion of the proposed spin-off is subject to numerous conditions, including the filing of a registration statement on Form 10.  Bridgetech Holdings International, Inc. will announce this information as soon as it is available, but management anticipates that the spin offs will occur before the end of the second quarter of this year.  These spin offs will be controlled by Scott Landow.

Index

ITEM 13.  EXHIBITS

Exhibits

3.1	Articles of Incorporation amended (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
10.1	Promissory Note of Bridgetech China Limited (3)
10.2	Promissory Note of Bridgetech Asia Limited (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
__________________________________________________
(1)	Incorporated by reference to exhibit 3(i) to the Company's Form 10-SB/12g filed on February 13, 2008.
(2)	Filed herein
(3)	Incorporated by reference as an exhibit in February 11, 2008 8K filing

Reports on Form 8-K

June 14, 2007 Reports as the Hiring of our CFO Mike Jeub
October 24, 2007 Reports the Resignation of our Director John Relic
February 11, 2008 Reports Entry of a Material Definitive Agreement and Dispositions of Assets
March 5, 2008 Reports the spin off of two wholly owned subsidiaries
April 22, 2008 Reports the resignation of our directors Blake Ingle, Mang Yu, Alan Paau, and Kenneth Goins and resignation of our CFO Mike Jeub and appointment of Michael Chermak of CFO

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Jewett, Schwartz, Wolfe, and Associates, LLC (“JWSA”) was hired to audit the Company’s annual financial statements.  Fees related to services performed by JSWA in 2006 and were as follows:

	2007		2006
Audit Fees (1)		$42,000		$26,300
Audit-Related Fees
Tax Fees (2)

All Other Fees (3)	$		$

Total	$		$

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to Registration Statement Reviews and Comments.

Index

The Board of Directors has reviewed and discussed with the Company's management and auditors the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from JSWA required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

On April 22, 2008 and April 15, 2008, Blake Ingle, PhD., Mang Yu, PhD., Alan Paau, PhD, MBA, and Kenneth Goins, Jr. resigned as members of directors of the Board of Directors of Bridgetech Holdings International, Inc.  The Company filed a Form 8-K related to these resignations on April 14, 2008.

ITEM 15.  SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Bridgetech Holdings International, Inc
Date: May 1, 2008	By: /s/ Michael Chermak

Michael Chermak
Chairman, President Chief Executive Officer
(Principle Executive Officer)

Date: May 1, 2008	By: /s/ Michael Chermak

Michael Chermak
Principle Financial Officer