Form 10-Q
period 2008-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2008-05-20
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-Q
____________________

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
For the transition period from N/A to N/A

____________________

Commission File No. 0-51697
____________________

Bridgetech Holdings International, Inc.
(Name of small business issuer as specified in its charter)

Delaware	21-1992090
State of Incorporation	IRS Employer Identification No.

P.O. Box 1072
Cardiff, CA 92007
(Address of principal executive offices)

 (858) 847-9090
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☐               Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ྑ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common stock, $0.001 par value	30,852,030

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2008

CERTIFICATIONS

Exhibit 31 - Management certification	17-20

Exhibit 32 - Sarbanes-Oxley Act	17-20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	March 31, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$4,430	$156,535
Accounts receivables - net	24,228	73,716
Minority interest	84,166	84,166
Inventory	-	21,421
Deposits		174,225
Prepaid expenses and other current assets	-	100,822
Total current assets	112,824	610,885

PROPERTY AND EQUIPMENT, net	5,195	683,430

TOTAL ASSETS	$118,019	$1,294,315

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$2,006,420	$2,293,497
Accrued liabilities	351,356	882,670
Note payable affiliate	705,866	972,709
Note payable short term	5,426,612	5,202,011
Total current liabilities	8,490,254	9,350,887

Minority interest	20,325	20,325

TOTAL LIABILITIES	8,510,579	9,371,212

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY:
Series A 8% cumulative convertible preferred stock, $.002
par value, 10,000,000 shares authorized, 100,000 issued and
outstanding March 31 2008 and December 31, 2007, respectively	200	200
Common stock, $.001 par value, 50,000,000 shares authorized,
30,852,030 and 30,852,030 issued and outstanding as of
March 31, 2008 and December 31, 2007, respectively	30,852	30,852
Additional paid-in capital	49,097,603	48,171,931
Accumulated deficit	(57,521,215)	(56,279,880)
Total stockholders' equity	(8,392,560)	(8,076,897)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$118,019	$1,294,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)
Revenue	$1,150	$39,906
Total	1,150	39,906

Cost of Goods Sold	1,000	15,100
Gross Profits	150	24,806

OPERATING EXPENSES:
General and administrative	774,204	4,276,674
Depreciation and amortization	75,314	102,003
Total operating expenses	849,518	4,378,677
OPERATING LOSS	(849,368)	(4,353,871)

OTHER (INCOME) AND EXPENSES
Interest expense	209,703	848,919
Interest income	(277)	(1,048)
Abandonment of assets	177,264
Total other expense	386,690	847,871

LOSS BEFORE DISCONTINUED OPERATIONS	(1,236,058)	(5,201,742)

LOSS FROM DISCONTINUED OPERATIONS	5,277	38,413

LOSS BEFORE INCOME TAXES	(1,241,335)	(5,240,155)

INCOME TAX (BENEFIT) PROVISION	-	800

NET LOSS	$(1,241,335)	$(5,240,955)

Other comprehensive loss:
Foreign currency translation adjustment		2,840
TOTAL COMPREHENSIVE LOSS	$(1,241,335)	(5,243,795)

NET LOSS PER SHARE:

Basic:	$(0.04)	$(0.19)
Diluted:	$(0.04)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic:	30,852,030	27,350,715
Diluted	32,892,030	28,010,715

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)
Net (loss)	$(1,241,335)	$(5,240,955)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	75,314	102,003
Abandonment of assets	177,264	-
Discontinued operations	5,277	38,413
Stock issued for compensation	-	2,575,829
Issuance of warrants	-	1,000,000
Changes in assets and liabilities:
Inventory	21,422	(3,763)
Accounts receivables	49,488	(465)
Prepaid expenses	100,822	(69,855)
Accounts payables and accrued liabilities	926,486	267,617
Net cash used in operating activities	114,738	(1,331,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(50,717)
Net cash used in investing activities	-	(50,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,287,034
Proceeds from issuance of common stock	-	56,000
Repayment of note from affiliate	(266,843)	(341,442)
Net cash provided by financing activities	(266,843)	1,001,592

INCREASE IN CASH	(152,105)	(380,301)
CASH, BEGINNING OF YEAR	156,535	551,183
CASH, END OF YEAR	$4,430	$170,882

Supplemental disclosure of non-cash investing and financing activities
Interest paid	$9,637	$19,336
Income taxes	$-	$800

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS

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

In May 2005, acquired 100% of MedLink. Medlink’s principal business is providing hospitals and other healthcare facilities with nurses from the Philippines who are properly accredited to practice as nurses in the United States.

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

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT”), in conjunction with the University of Hong Kong (“CUHK”). Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating to provide clinical trial services. Bridgetech acquired a 51 percent ownership in BMT with an initial funding of $50,000 in the form of a loan. CUHK did not contribute any material assets to BMT for its 49 percent ownership. Bridgetech is obligated under the BMT Agreement to provide 100 percent of the funding requirements of BMT, including additional financing over a three-year period. The financial statements of BMT have been fully consolidated into the Company’s financial statements. The corporate entity was sold in March, 2008.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3 - GOING CONCERN ISSUES

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2008. During three months ended March 31, 2008 the Company incurred an accumulated net loss of $184,752 and has an accumulated deficit of $56,464,632 from inception. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 4 - RECENT PRONOUNCEMENTS

Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE 5 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. There are no restricted shares or warrants issued in the capital of the Company. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 6 - DISCONTINUED OPERATIONS

The Company has discontinued operations of Retail Pilot, MedLink International, Inc. and Clarity Imaging International, Inc. The company discontinued operations of Retail Pilot in the three months ended March 31, 2007 in the amount of 38,413 and discontinued operations for MedLink International, Inc. and Clarity Imaging International, Inc. in the three months ended March 31, 2008 in the amount of $5,277.

NOTE 7 - EQUITY

During Three months ended March 31, 2008 and 2007:

Quarter Ended	Stock issued	Cash Received	Stock issued for
	for Cash		Services

March 31, 2007	56,000	56,000	1,197,000
Total Issued	56,000	56,000	1,197,000

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

There were no options or warrants granted in the three months ended March 31, 2008.

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets. The company abandoned its assets in the amount of $177,264 for the three months ended March 31, 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company and its employee agreed to exchange all the assets and liabilities of the Asian subsidiary in exchange for her outstanding debt with the company which resulted in an increase in additional paid in capital of $712,118. The Company and its investor agreed to exchange all of the assets and liabilities in it Asian CRO for the outstanding debt with the company in the amount of $151,005 which resulted in an increase in additional paid in capital. The company had extinguishment of debt for unpaid deferred compensation of $193,460 from our prior officer and director of the company who resigned and relinquished all rights to the deferred compensation. These related party transactions have been charged against additional paid in capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Overview

The company has no revenue model as the company has no operating entity. The company is winding down its operations in Asia due to the sale of that subsidiary. The Company has abandoned its assets and discontinued operations. The company presently has not operations.

The Company has incurred an accumulated deficit of approximately $56,464,632 as of March 31, 2008, and current liabilities exceeded current assets by approximately $8,377,430 as of March 31, 2008. We cannot assure you that we will be successful in these fundraising activities. We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

RESULTS OF OPERATIONS

Consolidated Revenues decreased to $1,150 in three months ended March 31, 2008 as compared to $39,906 in three months ended March 31, 2007. On January 1, 2007, the Company discontinued the operations of its Asset Management businesses. In addition, during 2007, the Company was unsuccessful in implementing the growth of both the Medical Imaging operations and the Nurse Recruitment and Training segment. Both of these businesses suffered revenue declines and are no longer operating. The Company initiated the merger of Clarity Imaging Inc into ECash, Inc. in an effort to attract additional capital and expand imaging activities into states other than Texas. The merger was completed in June 2007 and has no business activity.

As a result of the discontinuance of the Asset Management operations and the failure to reach growth objectives in Medical Imaging and Nurse Recruitment and Training, the Asia subsidiary, and its assets abandonment. The Company has received no activity from its only subsidiary Clarity Imaging International, Inc.

Cost of Goods Sold

Cost of Goods Sold increased to $1,000 in three months ended March 31, 2008 as compared to $15,000 in March 31, 2007. The decrease in cost of goods, in the face of declining revenues, was caused by the write down of all inventories.

General & Administrative

General and Administrative Costs for the three months ended March 31, 2008 is $774,204 as compared to March 31, 2007 of $4,276,674. The decrease is due to the decrease in the issuance of common stock for services rendered and the elimination of issuance of warrants and options for debt and employee incentives that were expenses in the March 31, 2007 three months ended.
Depreciation

Depreciation expense decreased from $75,314 in the three months ended March 31, 2008 as compared to $102,003 in March 31, 2007. The decrease is due to the abandonment of assets of $144,264.

Interest Expense

Interest Expense decreased to $209,703 in the three months ended March 31, 2008 as compared to $848,919 in March 31, 2007. Interest Expense decreased due the sale of our Asian subsidiary and extinguishment of debt from our deferred compensation of a prior officer and director of the company.

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

The auditors’ report on the Company’s consolidated financial statements as of December 31, 2007 states that the net loss incurred during the year ended December 31, 2007, the accumulated deficit as of that date, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as the accumulated deficit as of March 31, 2008, and the other factors described in Note 3 to the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Additional Information

The company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three months ended March 31, 2008

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in our registration statement on Form 10SB, filed November 27, 2007(the “Form 10SB”) and in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on May 2, 2008 (the “Fiscal 2007 10-KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10-KSB except as disclosed below.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule
3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

II. Risks Associated with Our Current Stage of Business

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

The success of our company is largely dependent on the personal efforts of Scott Landow and other key executives. The loss of the services of Scott Landow or other key executives would have a material adverse effect on our business and prospects.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

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
Registrant Date: May 20, 2008	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)