Form 10-Q
period 2008-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2008-08-19
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-Q
____________________

                    (Mark One)
       ☒      Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

                        For the quarterly period ended June 30, 2008

             ¨ Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

                                Transitional Small Business Disclosure Format (check one): Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2008
Common stock, $0.001 par value	30,852,030

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	June 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$-	156,535
Accounts receivables - net	-	73,716
Minority interest	-	84,166
Inventory	-	21,421
Deposits		174,225
Prepaid expenses and other current assets	-	100,822
Total current assets	-	610,885

PROPERTY AND EQUIPMENT, net	-	683,430

TOTAL ASSETS	$-	$1,294,315

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$1,868,997	$2,293,497
Accrued liabilities	392,004	882,670
Note payable affiliate	561,511	972,709
Note payable short term	5,426,612	5,202,011
Total current liabilities	8,249,124	9,350,887

Minority interest	20,325	20,325

TOTAL LIABILITIES	8,269,449	9,371,212

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY:
Series A 8% cumulative convertible preferred stock, $.002
par value, 10,000,000 shares authorized, 100,000 issued and
outstanding June 30, 2008 and December 31, 2007, respectively	200	200
Common stock, $.001 par value, 50,000,000 shares authorized,
30,852,030 and 30,852,030 issued and outstanding as of
June 30, 2008 and December 31, 2007, respectively	30,852	30,852
Additional paid-in capital	49,097,602	48,171,931
Accumulated deficit	(57,398,103)	(56,279,880)
Total stockholders' equity	(8,269,449)	(8,076,897)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$-	$1,294,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months		Six Months
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$79,512	$1,150	$119,418
Total	-	79,512	1,150	119,418

Cost of Goods Sold	-	36,393	1,000	51,493
Gross Profits	-	43,119	150	67,925

OPERATING EXPENSES:
General and administrative	-	4,200,460	774,204	8,477,134
Depreciation and amortization	-	89,961	75,314	191,963
Total operating expenses	-	4,290,421	849,518	8,669,097
OPERATING LOSS	-	(4,247,302)	(849,368)	(8,601,172)

OTHER (INCOME) AND EXPENSES
Interest expense		394,360	209,703	1,243,279
Interest income		(4,385)	(277)	(5,433)
Early extinguishment of debt	(239,621)		(239,621)
Impairment of asssts	116,509		116,509
Abandonment of assets	-	-	177,264
Total other expense	(123,112)	389,975	263,578	1,237,846

LOSS BEFORE DISCONTINUED OPERATIONS	(123,112)	(4,637,277)	(1,112,946)	(9,839,018)

LOSS FROM DISCONTINUED OPERATIONS	-	-	5,277	38,413

LOSS BEFORE INCOME TAXES	123,112	(4,637,277)	(1,118,223)	(9,877,431)

INCOME TAX (BENEFIT) PROVISION		250	-	550

NET LOSS	$123,112	$(4,637,027)	$(1,118,223)	$(9,877,981)

Other comprehensive loss:
Foreign currency translation adjustment		(149)		2,989
TOTAL COMPREHENSIVE LOSS	$123,112	$(4,637,176)	$(1,118,223)	(9,880,970)

NET LOSS PER SHARE:

Basic:	$0.00	$(0.16)	$(0.04)	$(0.35)
Diluted:	$0.00	$(0.13)	$(0.03)	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic:	30,852,030	29,786,099	30,852,030	28,575,135
Diluted	32,892,030	36,587,765	32,892,030	35,376,801

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)

Net (loss)	$(1,118,223)	$(9,880,970)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	75,314	191,963
Minority interest		(20,325)
Foreign translaciton		2,989
Impairment of assets	116,509
Early extinguishment of debt	(239,621)
Abandonment of assets	177,264	-
Discontinued operations	5,277	-
Preferred stock issued		100,000
Stock issued for compensation	-	3,920,653
Issuance of warrants	-	2,481,333
Changes in assets and liabilities:
Inventory	21,422	(5,775)
Accounts receivables	45,058	(8,386)
Prepaid expenses	100,822	9,552
Accounts payables and accrued liabilities	926,486	580,362
Net cash used in operating activities	110,308	(2,628,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(98,805)
Net cash used in investing activities	-	(98,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	2,566,790
Repayment of note payable	-	56,000
Repayment of note from affiliate	(266,843)	-
Net cash provided by financing activities	(266,843)	2,622,790

INCREASE IN CASH	(156,535)	(104,619)
CASH, BEGINNING OF YEAR	156,535	551,183
CASH, END OF YEAR	$-	$446,564

Supplemental disclosure of non-cash investing and financing activities
Interest paid	$9,637	$19,336
Income taxes	$-	$800

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS

The consolidated financial statements of Bridgetech Holdings International, Inc. include the accounts of its wholly owned subsidiaries, Retail Pilot, Inc. D/B/A Healthcare Pilot (“Retail”), International MedLink, Inc. (“MedLink”), and Clarity Imaging International, Inc. (“Clarity”) that no longer operate and are failed ventures.

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

As of March 31, 2008 the Company has no further activity as the Company is no longer operating.  The Company is seeking new financing to commence operations.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3 - GOING CONCERN ISSUES

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the three and six months ended June 30, 2008. During six months ended June 30, 2008 the Company incurred an accumulated net loss of $1,241,335 and has an accumulated deficit of $57,521,215 from inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 4 - RECENT PRONOUNCEMENTS

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

NOTE 6 - DISCONTINUED OPERATIONS

The Company has discontinued operations of Retail Pilot, MedLink International, Inc. and Clarity Imaging International, Inc.  The Company discontinued operations of Retail Pilot in the three and six months ended June 30, 2007 in the amount of $38,413 and discontinued operations for MedLink International, Inc. and Clarity Imaging International, Inc. in the three and six months ended June 30, 2008 in the amount of $5,277.

NOTE 7 - EQUITY

During six months ended June 30, 2008 and 2007:

Quarter Ended	Stock issued for Cash	Cash Received	Stock issued for Services

March 31, 2007	56,000	56,000	1,094,286
June 30,2007		827,000
Total Issued	56,000	56,000	1,921,286

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

During the second quarter of 2007, on approval of the Board of Directors, the Company issued 100,000 shares of Series A Preferred Stock to Mr. Chermak in lieu of payment of deferred compensation of $100,000.  Each share of Preferred Stock shall have 500 votes on all matters to be voted by the holders of the Common Stock, and each share of Preferred Stock shall be converted, at the option of the holder, into one share of Common Stock for each share of Preferred Stock converted.  All common shares issued for services and commissions were recorded as an expense in the Statement of Operations.  We recorded these shares at the market value of the stock on the date issued, there was no vesting schedule in the issuance of the common shares, and there were no terms of issuance the shares were   fully vested at the issuance date.

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

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company abandoned its assets in the amount of $177,264 for the six months ended June 30, 2008.  The Company impaired the assets of Clarity Inc. as they are non collectable in the amount of 116,509 in June 30, 2008.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – EARLY EXSTINGUISHMENT OF DEBT

The Company had Early Extinguishment of Debt in accordance with SFAS 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities Extinguishments of Liabilities, §16): Whereas a debtor shall derecognize a liability if and only if it has been extinguished. A liability has been extinguished if either of the following conditions is met:
a. The debtor pays the creditor and is relieved of its obligation for the liability. Paying the creditor includes delivery of cash, other financial assets, goods, or services or reacquisition by the debtor of its outstanding debt securities whether the securities are cancelled
b. The debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

The Company extinguished the debt of Clarity, Inc. in the amount of $239,621 as of June 30, 2008 as the Company is not legally responsible for the debt of Clarity, Inc. in accordance with SFAS 140 §16 b.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Overview
The Company has no revenue model as the Company has no operating entity.  The Company is winding down its operations in Asia due to the sale of its subsidiary.  The Company has abandoned its assets and discontinued operations.  The Company presently has no operations.

The Company has incurred an accumulated deficit of approximately $57,398,103 as of June 30, 2008, and current liabilities exceeded current assets by approximately $8,269,449 as of June 30, 2008. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

RESULTS OF OPERATIONS
Consolidated Revenues decreased to $1,150 in six months ended June 30, 2008 as compared to $119,418 in six months ended June 30, 2007.

The decreases in revenues are a result of the discontinuance of all other operations and the failure to reach growth objectives in Medical Imaging and Nurse Recruitment and Training, the Asia subsidiary, and its assets abandonment. The Company has received no activity from its only subsidiary Clarity Imaging International, Inc.

Cost of Goods Sold

Cost of Goods Sold was $0.00 and $36,393 for the three months ended June 30, 2008 and 2007, respectively and $1,000 and $51,493 for the six months ended June 30, 2008 and
2007, respectively.  The decrease in cost of goods, in the face of declining revenues, was caused by the write down of all inventories.

General & Administrative

General and Administrative Costs was $0.00 and $4,200,460 for the three months ended June 30, 2008 and 2007, respectively and  $774,204 and $8,477,134 for the six months ended June 30, 2008 and 2007, respectively.  This decrease is due to the decrease in the issuance of common stock for services rendered and the elimination of issuance of warrants and options for debt and employee incentives that were expenses in the quarter ended June 30, 2007.

Depreciation

Depreciation expense was $0.00 and $89,961 for the three months ended June 30, 2008 and 2007, respectively and $75,314 and $191,963 for the six months ended June 30, 2008 and 2007, respectively.  The decrease is due to the abandonment of assets of $177,264.

Interest Expense

Interest Expense was $0.00 and $394,360 for the three months ended June 30, 2008 and 2007, respectively and $209,703 and $1,243,279 for the six months ended June 30, 2008 and 2007, respectively.  Interest Expense decreased due the sale of our Asian subsidiary and extinguishment of debt from our deferred compensation of a prior officer and director of the Company.

LIQUIDITY AND CAPITAL RESOURCES

 We do not presently generate any revenue to fund our operations and the planned development of our business. In order to sustain our current operations and develop our business plan, we will require funds for working capital. We are attempting to raise additional working capital through the sale of equity, debt or a combination of equity and debt. We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt our future interest expense will increase. We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

As of December 31, 2007, Bridgetech had borrowings of $6,676,881 which include principal and interest at 8% per annum. Of this total, $5,704,172 represented twenty-three promissory notes to nineteen outside investors, and $972,709 was comprised of loans from four employees.  For the year ended December 31, 2006, Bridgetech had borrowings of $1,952,703 which include principal and interest at 8% per annum. Of this total, $1,742,126 represented one promissory note and two convertible notes to three outside investors, and $210,577 was comprised of loans from two employees.

The Company borrowed $1,000,000 from Pinot Co., Ltd. on January 22, 2007 at an 8% interest rate of 8% on a convertible note, due on July 22, 2007. The balance of this note was reduced to $900,000 in July 2007 with a payment of $100,000. Pinot Co. Ltd. could convert the unpaid principal and interest into the Company’s Common Stock at a conversion price of $1.50 per share.  Pinot Co. Ltd. was issued 660,000 warrants that convert an exercise price of $1.50 per share.  These warrants will expire in two years on January 22, 2008.  The Company recorded non-cash interest expense of $1,000,000 related to the amortization of the debt discount associated with the beneficial conversion features and warrants.  We first allocated the $1,000,000 proceeds to the note and warrants based upon their relative fair values. Then we assessed the Beneficial Conversion Features using the Effective Conversion Rates of the note, based on the market price of the stock on the date of the note. This resulted in an allocation of $582,843 to the Beneficial Conversion Feature of the note and $417,157 to the warrants. The resulting amounts were amortized over the life of the note using the Effective Interest Rate method.

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

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three and six months ended June 30, 2008

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is
    (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and
    (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been sued in Superior Court of the State of California, County of San Diego Case No.  37-2008-00083687-CU-BC-CTL in Michael Arnstedt v. Bridgetech Holdings, Inc. and an order has been entered against the Company of $105,475.51 and this judgment accrues interest at the federal interest rate of 10%.

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in our registration statement on Form 10SB, filed November 27, 2007(the “Form 10SB”) and in our Annual Report on Form 10–KSB for the year ended December 31, 2007, which was  filed with the Securities and Exchange Commission on May 2, 2008 (the “Fiscal 2007 10–KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–KSB except as disclosed below.

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

WE ARE A "SHELL" COMPANY AND OUR SHARES WILL SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of  the Securities Exchange Act of 1934.   Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for  the resale of  their shares of common stock.  Preclusion from any prospective  investor using the exemptions provided by Rule 144 may be more difficult for  us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future  prospectus.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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

Registrant Date: August 19, 2008	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)