Form 10-Q
period 2008-11-13
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2008-11-14
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

                  (Mark One)
                   ☒ Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

                    For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (check one): Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common stock, $0.001 par value	30,852,030

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

                    TABLE OF CONTENTS

                PART I
                            FINANCIAL INFORMATION                                        PAGE

CERTIFICATIONS

Exhibit 31 – Management certification……………………………………………………... 20-24

Exhibit 32 – Sarbanes-Oxley Act…………………………………………………………….20-24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$ -	$156,535
Accounts receivables - net	-	73,716
Minority interest	-	84,166
Inventory	-	21,421
Deposits		174,225
Prepaid expenses and other current assets	-	100,822
Total current assets	-	610,885

PROPERTY AND EQUIPMENT, net	-	683,430

TOTAL ASSETS	$ -	$1,294,315

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$1,868,997	$2,293,497
Accrued liabilities	456,356	882,670
Note payable affiliate	561,511	972,709
Note payable short term	5,467,260	5,202,011
Total current liabilities	8,354,124	9,350,887

Minority interest	-	20,325

TOTAL LIABILITIES	8,354,124	9,371,212

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY:
Series A 8% cumulative convertible preferred stock, $.002
par value, 10,000,000 shares authorized, 100,000 issued and
outstanding September 30, 2008 and December 31, 2007, respectively	200	200
Common stock, $.001 par value, 50,000,000 shares authorized,
30,852,030 and 30,852,030 issued and outstanding as of
September 30, 2008 and December 31, 2007, respectively	30,852	30,852
Additional paid-in capital	49,097,602	48,171,931
Accumulated deficit	(57,482,778)	(56,279,880)
Total stockholders' equity	(8,354,124)	(8,076,897)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ -	$1,294,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
	Three Months		Nine Months
	2008	2007	2008	2007

Revenue	$-	$44,665	$-	$164,083
Total	-	44,665	-	164,083

Cost of Goods Sold	-	117,448	-	168,941
Gross Profits	-	(72,783)	-	(4,858)

OPERATING EXPENSES:
General and administrative	-	2,931,284	-	11,408,418
Depreciation and amortization	-	74,521	-	266,484
Total operating expenses	-	3,005,805	-	11,674,902
OPERATING LOSS	-	(3,078,588)	-	(11,679,760)

OTHER (INCOME) AND EXPENSES
Interest expense		1,100,191	-	2,343,470
Interest income		(68,946)	-	(74,379)
Total other expense	-	1,031,245	-	2,269,091

LOSS BEFORE DISCONTINUED OPERATIONS	-	(4,109,833)	-	(13,948,851)

LOSS FROM DISCONTINUED OPERATIONS	105,000	-	1,202,898	38,413

LOSS BEFORE INCOME TAXES	(105,000)	(4,109,833)	(1,202,898)	(13,987,264)

INCOME TAX (BENEFIT) PROVISION		(62)	-	488

NET LOSS	$(105,000)	$(4,109,771)	$(1,202,898)	$(13,987,752)

Other comprehensive loss:
Minority interest		(82,164)		(82,164)
Foreign currency translation adjustment		17,873		20,862
TOTAL COMPREHENSIVE LOSS	$(105,000)	$(4,045,480)	$(1,202,898)	(13,926,450)

NET LOSS PER SHARE:

Basic:	$(0.00)	$(0.13)	$(0.04)	$(0.48)
Diluted:	$(0.00)	$(0.11)	$(0.04)	$(0.39)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic:	30,852,030	30,418,803	30,852,030	29,196,444
Diluted	32,892,030	35,976,792	32,892,030	35,754,433

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Net (loss)	$(1,202,898)	$(13,926,450)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	-	266,484
Minority interest		20,325
Equity adjustment Ecash merger		(55,234)
Discontinued operations	1,202,898	-
Preferred stock issued		100,000
Stock issued for compensation	-	4,437,378
Issuance of options		1,295,100
Issuance of operations	-	2,815,809
Changes in assets and liabilities:
Inventory	21,421	59,085
Accounts receivables	73,716	(82,563)
Prepaid expenses	116,635	77,026
Accounts payables and accrued liabilities	42,891	836,322
Net cash used in provided by operating activities	254,663	(4,156,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(362,357)
Net cash used in investing activities	-	(362,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	4,443,952
Proceeds from the issuance of common stock	-	54,850
Repayment of note from affiliate	(411,198)	(341,442)
Net cash used in provided by financing activities	(411,198)	4,157,360

INCREASE IN CASH	(156,535)	(361,715)
CASH, BEGINNING OF YEAR	156,535	551,183
CASH, END OF YEAR	$-	$189,468

Supplemental disclosure of non-cash investing and financing activities
Interest paid	$207,908	$19,336
Income taxes	$-	$800

The accompanying notes are an integral part of these condensed consolidated financial statements

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS

The consolidated financial statements of Bridgetech Holdings International, Inc. do not include the accounts of its wholly owned subsidiaries, Retail Pilot, Inc. D/B/A Healthcare Pilot (“Retail”), International MedLink, Inc. (“MedLink”), and Clarity Imaging International, Inc. (“Clarity”) that no longer operate and are failed ventures and are a part of discontinued operations.

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

As of September 30, 2008 the Company has no further business activity as the Company is no longer operating.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the three and nine months ended September 30, 2008. During nine months ended September 30, 2008 the Company incurred an accumulated net loss of $1,202,898 and has an accumulated deficit of $57,482,778 from inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income tax provisions require the use of management judgments, which are subject to challenge by various taxing authorities.  Significant estimates used in accounting for income taxes relate to determination of taxable income and the determination of temporary differences between book and tax bases.  Temporary differences are a result of the Company preparing its corporate tax returns on the cash basis method of accounting.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

RECENT PRONOUNCEMENTS

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No.161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

NOTE 6 - DISCONTINUED OPERATIONS

On April 1, 2008, the Company ceased operations of its medical imaging business and has discontinued operations of Retail Pilot, MedLink International, Inc. and Clarity Imaging International, Inc. in the amount of $105,000 for the three months ended September 30, 2008 as compared to $0.00 for 2007, respectively and $1,202,898 for the nine months ended September 30, 2008 and $38,413 for 2007 respectively.

We have discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The results of operations of the business for the three and nine months ended have therefore been reported as discontinued operations.  Operating results for the business are summarized as follows:

	For the three and nine months ended September 30, 2008
	Three Months	Nine Months

Revenues	$-	$1,150

Expenses
Operating	-	1,000
General and administrative	105,000	879,204
Depreciation	-	75,314
Interest expense		209,703
Impairment of assets		38,827
Total expense	105,000	1,204,048

Loss before income taxes	105,000	1,202,898

Loss from discontinued operations	$105,000	$1,202,898

NOTE 7 - EQUITY

During nine months ended September 30, 2008 and 2007:

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

The beneficial conversion value of $70,200, calculated for issuance of the 100,000 shares of Preferred Stock, was treated as a deemed dividend and was recorded against Paid in Capital.  The amount above was added to the reported loss from Operations for the second quarter and the nine months ended September 30, 2007 solely for purposes of calculating the basic and diluted net losses per share.  The conversion value was not significant enough to impact the Company’s net loss per share calculations.

All common shares issued for services and commissions were recorded as an expense in the Statement of Operations.  We recorded these shares at the market value of the stock on the date issued, there was no vesting schedule in the issuance of the common shares, and there were no terms of issuance the shares were fully vested at the issuance date.

NOTE 8 – RELATED PARTY TRANSACTIONS

In June 2008 the Company and its employee agreed to exchange all the assets and liabilities of the Asian subsidiary in exchange for her outstanding debt with the Company which resulted in an increase in additional paid in capital of $712,118.  The Company and its investor agreed to exchange all of the assets and liabilities in it Asian CRO for the outstanding debt with the company in the amount of $151,005 which resulted in an increase in additional paid in capital.  The Company had extinguishment of debt for unpaid deferred compensation of $193,460 from our prior officer and director of the Company who resigned and relinquished all rights to the deferred compensation.  These related party transactions have been charged against additional paid in capital.

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

The Company has incurred an accumulated deficit of approximately $57,482,778 as of September 30, 2008, and current liabilities exceeded current assets by approximately $8,354,124 as of September 30, 2008. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

RESULTS OF OPERATIONS

The Company has discontinued all operations and is no longer operating.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three and nine months ended September 30, 2008

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

    Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

PART II – OTHER INFORMATION

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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
Registrant Date: November 14, 2008	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)