Form 10-K
period 2008-12-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2009-04-15
CIK 1344736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Bridgetech Holdings International, Inc.
(Name of small business issuer in its charter)

Delaware	0-51697	21-1992090
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

PO Box 1072
Cardiff, CA  92007
(Address of principal executive offices)

858-847-9090
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Non-accelerated filer	☐ ☐	Accelerated filer Small Business Issuer	☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $_____.  Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at April 14, 2009, there were _____________ shares of Common Stock, $0.01 par value per share issued and outstanding.

Documents Incorporated By Reference - None

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 and 2007

-i-

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Included in this annual report are "forward-looking" statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements.

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

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

In this registration statement references to "we," "us," "Company," and "our" refer to Bridgetech Holdings International, Inc., a Delaware corporation. and all of its subsidiaries.

PART I

Item 1.	Description of Business.

Overview

Our company, Bridgetech Holdings International, Inc. (the “Company”) was a company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations.

The Company, which was formerly known as Parentech, Inc., has been through a series of material corporate and managerial changes during the past year and is now run by a new management team. We have limited operations and have had limited revenues to date.

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

On April 1, 2008, the Company ceased operations of its medical imaging business and has discontinued operations of all of the companies activity including of Retail Pilot, International MedLink, Inc. and Clarity Imaging International, Inc

Employees

As of December 31, 2008 the Company has no employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1a.	Risk Factors

The Company is subject to a number of risks and uncertainties. Shareholders are encouraged to carefully consider the risk factors discussed below, as well as the other information included and incorporated by reference into this annual report.

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

We Depend Upon Our One Key Management Person and His Loss Would Seriously Disrupt Our Operations:

The success of our company is largely dependent on the personal efforts of Scott Landow. The loss of the services of Scott Landow would have a material adverse effect on our business and prospects.

We may be unable to meet our future capital requirements.

Based on our current operating plan, we anticipate that we will need additional capital in the near future. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures. In that event, stockholders could lose their entire investment. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be diluted.

We will incur significant additional expense related to compliance with the internal control over financial reporting requirements and other requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes-Oxley”), and any inability to comply with these requirements may harm our business and the price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending June 30, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Stockholders are subject to potential dilution as a result of future issuances of securities.

In the event the Company needs additional capital, the Company may offer to sell additional stock with rights, preferences and privileges senior to our common stock. Any such issuance would substantially dilute the outstanding stockholders’ equity interests in the Company and would adversely affect the value of the outstanding shares.

We Do Not Intend To Pay Dividends

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

The Report of our Independent Registered Public Accounting firm Contains Explanatory Language that Substantial Doubt Exists About our Ability to Continue as a Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limited Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Item 1b.  Unresolved Staff Comments

Not applicable.

Item 2.	Description of Property.

We are currently operating from PO Box 1072, Cardiff, CA  92007 of which any fees are paid by our director.

Item 3.	Legal Proceedings.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company except with threatened litigation in regard to unpaid debt obligations.  No actions regarding the unpaid debt have been initiated as of this date.   The Company also believes that the wrongful termination suit has no merit.  There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock has been quoted over the counter on the Pink Sheets over the counter quotation service under the symbol “BGTH.OB” since February 15, 2005. Effective March 13, 2008 the Common Stock was quoted on the OTC Bulletin Board.  The Company considers its common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of the date of the filing of this registration filing, there were approximately 643 record holders of the Company’s Common Stock.

At December 31, 2008, there were 30,852,030shares of common stock of Bridgetech issued and outstanding and there were approximately 643 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bridgetech’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2008
First Quarter	.06	.06
Second Quarter	.02	.02
Third Quarter	.01	.01
Fourth Quarter	.015	.01
Fiscal Year 2007
First Quarter	3.70	1.55
Second Quarter	1.85	0.90
Third Quarter	1.02	0.27
Fourth Quarter	0.50	0.15

On March 23, 2009 the closing bid price per share of our common stock was $.015.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Item 6.	Selected Financial Data.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of Bridgetech
Year Ended December 31, 2008 and 2007

Statement of Operations Data:	December 31,
	2008	2007

Revenues	$-	$-
Cost of Sales	-	-
Operating and Other Expenses	(912,045)	(16,403,536)

Net Loss	$912,045	$16,403,536

Balance Sheet Data:	December 31,
	2008	2007

Current Assets	$-	$156,535
Total Assets	-	156,535
Current Liabilities	9,201,051	9,350,887
Non Current Liabilities	-	20,325
Total Liabilities	9,201,051	9,371,212
Working Capital (Deficit)	(9,201,051)	(9,194,352)
Shareholders'Equity (Deficit)	$(9,201,051)	$(9,214,677)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of or Plan of Operation.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

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

Overview and Plan of Operations

Overview

The Company currently has no operating activities.  On April 1, 2008, the Company ceased operations of its medical imaging business and has discontinued the prior operations of Retail Pilot, MedLink International, Inc. and Clarity Imaging International, Inc.  While the Company has abandoned the assets of its discontinued operations, it spent the second half of 2008 reviewing several new opportunities with firms that could be interested in merging.

In September of 2008, Health Advance, (a Nevada Corporation) entered into an agreement for consideration described below, to acquire 95% of the shares of common stock (the “Shares”) held by Bridgetech in ECash, Inc., a Delaware corporation (the “Stock Purchase”).

As consideration for the shares, Health agreed to pay Bridgetech the sum of $175,000, memorialized in the form of a promissory note, payable at $5,000 monthly minimum, with an annual interest rate of 4% (the “Promissory Note”).  Interest on the balance of unpaid principal of the Promissory Note was to be payable quarterly.  The Promissory Note was collateralized by the Shares.  The Shares were to be held in escrow, with a mutually agreed upon Escrow Agent, until the Promissory Note is paid in full.  The Shares held by the Escrow Agent shall be accompanied by a stock power in blank. The Definitive Agreement provided for anti-dilution provisions as to the Shares.

In addition, prior to the Closing (as defined below), ECash, Inc. transferred the assets and liabilities of Clarity Imaging International, Inc. to a designee of Bridgetech.

The transaction closed during the 4th Quarter of 2008, but Health Advance failed to make any of their note payments and the Company foreclosed on the shares in January of 2009. Consequently, Clarity Imaging International, Inc. remains a subsidiary of Bridgetech.

The Company presently has no operations but hopes that a potential merger candidate/candidates can be identified that will enable it to create new shareholder value and reestablish itself going forward.

The Company has incurred an accumulated deficit of approximately $57,482,778 as of December 31, 2008, and current liabilities exceeded current assets by approximately $8,354,124 as of December 31, 2008. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

RESULTS OF OPERATIONS

The Company has discontinued all prior operations and had no new operations in 2008.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

BRIDGTECH HOLDINGS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bridgetech Holdings International, Inc.

We have audited the accompanying consolidated balance sheets of Bridgetech Holdings International, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the two years period ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgetech Holdings, International Inc.,  as of December 31, 2008 and 2007, and the results of their consolidated operations and their cash flows for each of the two years period then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns. In addition, as of December 31, 2008, the Company has a deficit accumulated of approximating $58,000,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida April 13, 2009

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
ASSETS:	2008	2007

CURRENT ASSETS
Cash	$-	$156,535
Prepaid expenses and other current assets	-	-
Total current assets	-	156,535

TOTAL ASSETS	$-	$156,535

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$2,192,657	$2,293,497
Accrued liabilities	769,920	882,670
Note payable affiliate	561,511	972,709
Note payable short term	5,676,963	5,202,011
Total current liabilities	9,201,051	9,350,887

Minority interest	-	20,325

TOTAL LIABILITIES	9,201,051	9,371,212

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY:
Series A 8% cumulative convertible preferred stock, $.002 par value, 10,000,000 shares authorized, 100,000 issued and outstanding December 31, 2008 and 2007, respectively	200	200
Common stock, $.001 par value, 50,000,000 shares authorized, 30,852,030 issued and oustanding for December 31, 2008 and 2007, respectively	30,852	30,852
Additional paid-in capital	49,097,602	48,171,931
Accumulated deficit	(58,329,705)	(57,417,660)
Total stockholders' equity	(9,201,051)	(9,214,677)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$-	$156,535

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	DECEMBER 31,
	2008	2007

Revenue	$-	$-
Total	-	-

OPERATING EXPENSES:
General and administrative	-	-
Depreciation and amortization	-	-
Total operating expenses	-	-
OPERATING LOSS	-	-

LOSS BEFORE DISCONTINUED OPERATIONS	-	-

LOSS FROM DISCONTINUED OPERATIONS	912,045	16,403,536

LOSS BEFORE INCOME TAXES	912,045	16,403,536

NET LOSS	$912,045	$16,403,536

NET LOSS PER SHARE:

Basic:	$(0.03)	$(0.55)
Diluted:	$(0.03)	$(0.52)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic:	32,892,030	29,608,048
Diluted	34,892,030	31,648,048

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common		- Preferred Stock-		Additional
	Stock		Preferred A		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2006	28,129,560	$28,130	-	$-	$39,343,321	$(40,958,890)	$(1,587,439)

Common stock issued for cash	56,000	56	-	-	55,944	-	56,000

Common stock issued for services	2,666,470	2,666	-	-	4,431,045	-	4,433,711

Issuance of warrants	-	-	-	-	2,946,721	-	2,946,721

Issuance of options					1,295,100		1,295,100

Issusance of preferred shares	-	-	100,000	200	99,800	-	100,000

Merger adjustment						(55,234)	(55,234)

Net loss	-	-	-	-	-	(16,403,536)	(16,403,536)

DECEMBER 31, 2007	30,852,030	$30,852	100,000	$200	$48,171,931	$(57,417,660)	$(9,214,677)

Issuance of warrants					925,671		925,671

Net loss	-	-	-	-	-	(912,045)	(912,045)

DECEMBER 31, 2008	30,852,030	$30,852	100,000	$200	$49,097,602	$(58,329,705)	$(9,201,051)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	DECEMBER 31,
	2008	2007

Net (loss)	$(912,045)	$(16,403,536)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Common stock issued for services	-	4,433,711
Abandonment of minority interest	(20,325)	-
Minority interest		20,235
Abandonment of assets		1,294,315
Issuance of warrants	925,671	4,241,821
Changes in assets and liabilities:
Inventory	-	-
Accounts receivables	-	65,628
Minority interest recievable	-	-
Accounts payables and accrued liabilities	(100,840)	796,566
Accounts compensatoin	(112,750)	97,782
Deposits	-	-
Prepaid expenses	-	37,533
Net cash used in operating activities	(220,289)	(5,415,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	4,444,607
Proceeds from investor loan		762,132
Repayments of affiliate note	474,952	(341,442)
Proceeds from the issuance of common stock	-	56,000
Proceeds from the issuance of preferred stock	(411,198)	100,000
Net cash provided by financing activities	63,754	5,021,297

INCREASE IN CASH	(156,535)	(394,648)
CASH, BEGINNING OF YEAR	156,535	551,183
CASH, END OF YEAR	$-	$156,535

Supplemental disclosure of non-cash investing and financing activities
Interest paid	$207,908	$21,008
Income taxes	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2008 and 2007

NOTE 1 – BACKGROUND

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

As of March 25, 2009 the Company has no further business activity as the Company is no longer operating.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has years end losses from operations and had no revenues from operations the years ended December 31, 2008 and 2007. During the year ended December 31, 2008 the Company incurred an accumulated net loss approximating of $900,000 and has an accumulated deficit of approximating $58,000,000 from inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  We have impaired our assets due to discontinued operations.
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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 4 – NOTE PAYABLES

Notes payable consist of the following as of December 31:
	2008	2007
Unsecured Notes Payables from 23 promissory notes from 23 outside investors at a 8% interest rate and are in default.	$5,676,963	$5,202,011
Loans and advances from four affiliates and these notes are in default	561,511	972,709
Total of Notes Payable	6,238,474	6,174,720
Less Current Portion	(6,238,474)	(6,174,720)
Long-Term Portion	$-	$-

All notes are in default and there is no plan for repayment of these obligations.

NOTE 5 – SHARE CAPITAL

On July 26, 2005, the Company authorized 50,000,000 shares of common stock, at $.01 par value and as of December 31, 2008 30,852,030 common shares were issued and outstanding.  In August 2007, the Company authorized 10,000,000 of preferred series A shares at a par value of .02 and 100,000 shares were issued and outstanding as of December 31, 2008.

Common Stock
Years Ended	Stock issued for Cash	Cash Received	Stock issued for services

December 31, 2007	56,000	$56,000	2,666,470

December 31, 2008	-	$-	-

2007

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

2008

There was no common or preferred stock issued in year ended December 31, 2008.

Preferred Stock

Preferred Series A

During the year ended December 31, 2007, the Company issued 100,000 Preferred Series A.

Stock Option Plan

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life (years)	3.0
Risk-Free interest rate	4.9%
Expected Volatility	113%
Expected Dividend Yield	0.00%

All Options issued have expired with in 90 days of the employees’ termination in accordance with the stock option plan.

Warrants

The Company has the following warrants outstanding as of December 31, 2008.

Date	Warrants	Strike	Date
Issued	Issued	Price	Expired
January 22, 2007	660,000	1.50	January 22, 2009
April 30, 2007	900,000	1.50	April 26, 2009
April 27, 2007	200,000	1.00	April 27, 2011
December 23, 2006	240,000	1.50	None
Total Warrants Issued	2,000,000

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:
	December 31,
	2008	2007
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$517,246	$6,571,011
State	107,057	1,363,217
	624,303	7,934,228
Valuation allowance	(624,303)	(7,934,228)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31,
	2008	2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation allowance	(42.9%)	(42.9%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
	December 31,
	2008	2007

Net operating loss carryforward	624,303	7,934,228
Valuation allowance	(624,303)	(7,934,228)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $58,329,705 available to offset future taxable income through 2028.

NOTE 7 - DISCONTINUED OPERATIONS

The Company ceased operations of its medical imaging business and has discontinued operations of Retail Pilot, MedLink International, Inc. and Clarity Imaging International, Inc. in the amount of $912,045 and $16,403,356 as of December 31, 2008 and 2007, respectively.

We have discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The results of operations of the business for the three and nine months ended have therefore been reported as discontinued operations.  Operating results for the business are summarized as follows:
	December 31,
	2008	2007

Revenues	$1,150	$243,770

Expenses
Operating	1,000	210,432
General and administrative	626,878	12,456,247
Depreciation	75,314	351,596
Interest expense	209,703	2,334,536
Impairment of assets	-	1,294,315
Total expense	912,045	16,403,356

Loss before income taxes	912,045	16,403,356

Loss from discontinued operations	$912,045	$16,403,356

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreement are with key shareholders that are instrumental to the success of the company and its development of it product.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholder.

NOTE 10 - NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.
***************

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We have no changes or disagreements with our auditors.

 Item 9A.   Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. Set forth below are the directors and officers of the Company as of March 2009.

Scott Landow	53	President and Chief Executive Officer, Director, Principle Accounting Officer

The chief executive officer and sole director and officer of the Company will hold office until additional members or officers are duly elected and qualified.  The background and principal occupations of the sole officer and director of the Company is as follows:

Scott D. Landow is our sole director, CEO, CFO, and Senior Managing Director of New Business Development since May, 2005. From December 2005 through May 2005 Mr. Landow was President, CEO and a member of the board of directors of Bridgetech Holdings International a publicly traded company leveraging significant relationships in China & the U.S. to capitalize on proprietary opportunities in high growth segments of the healthcare industry.  From August 2000 through February 2005, Mr. Landow was President of Parentech Inc., an emerging medical device company for newborns and infants.

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

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it attached to our annual report for the fiscal year ended December 31, 2008.

Indemnification of Officers and Directors

As permitted by Delaware law, our Articles of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Item 11.	Executive Compensation.

General.  Mr. Scott Landow serves as the Company’s sole-director and chief executive officer.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, our Directors and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2008 and 2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
Scott Landow	2008			0	0	0	0
	2007			0	0	0	0

2008 and 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable
Scott Landow	0	0	0	0	0	0	0	0	0

2008 and 2007 OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Landow

2008 and 2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow		0	0	0

2008 and 2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	0	0	0	0	0

2008 and 2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	0	0	0	0	0	0	0

2008 and 2007 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott Landow	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

2008 and 2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott Landow	2008	0	0	0	0	0
	2007	0	0	0	0	0

2008 and 2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Basic salary						-

Compensation of Directors

We currently have one director. Our current compensation policy for directors is to compensate them through options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists stock ownership of our Common Stock as of March 23, 2009, based on 30,852,030 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Scott Landow 777 South Highway 101, Suite 215 Solana Beach, CA 92975	Common Stock
Michael Chermak	Common Stock	3,858,023	13%
All Officers and Directors As a Group (1 persons)	Common Stock

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $ .02, and 10,000,000 shares of preferred A stock.

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

Transfer Agent

On August 31, 2006, the Company engaged Colonial Transfer Agent to serve in the capacity of transfer agent. Their mailing address and telephone number Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, UT 84111 - Phone is (801) 355-5740.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o	Any of our directors or officers, except as described below;

o	Any person proposed as a nominee for election as a director;

o	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

o	Any of our promoters;

o	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

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

ITEM 14.            Principal Accountant Fees And Services

Audit Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2008 and 2007 approximated $-0- and $42,000 respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2007 approximated $-0- and $15,000 respectively.

Audit-Related Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2008 and 2007 were $0.

All Other Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2008 and 2007 approximated $0 and $57,000 respectively.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1	Articles of Incorporation amended (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
21	Subsidiaries (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

(1)	Incorporated by reference to exhibit 3(i) to the Company's Form 10-SB/12g filed on February 13, 2008.
(2)	Filed herein

BRIDGETECH HOLDINGS INTERNATIONAL, INC.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 15, 2009	BRIDGETECH HOLDINGS INTERNATIONAL, INC. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer)

Date: April 15, 2009	By: /s/ Scott Landow
Scott Landow
Principle Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2009	By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer), Director Principle Financial Officer