Form 10-Q
period 2009-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2009-05-15
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No   ☐

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

Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common stock, $0.001 par value	30,852,030

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2009

-i-

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	March 31	December 31
ASSETS:	2009	2008
		(audited)
CURRENT ASSETS
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,192,657	$2,192,657
Accrued liabilities	769,920	769,920
Note payable affiliate	561,511	561,511
Notes payable short term	5,676,963	5,676,963
Total current liabilities	9,201,051	9,201,051

Total liabilities	9,201,051	9,201,051

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:

Series A 8% cumulative convertible preferred stock, $.002 par value 10,000,000 shares authorized, 100,000 issued and oustanding on March 31, 2009 and December 31, 2008, respectively	200	200
Common stock, $.001 par value, 50,000,000 shares authorized; 30,852,030 issued and outstanding March 31, 2009 as of December 31, 2008, respectively	30,852	30,852
Additional paid-in capital	49,097,602	49,097,602
Accumulated deficit during this development stage	(58,329,705)	(58,329,705)
Total stockholders' equity	(9,201,051)	(9,201,051)

LIABILITIES AND STOCKHOLDERS' EQUITY:	$-	$-
The accompanying notes are an integral part of these financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

REVENUES:
Revenues	$-	$1,150

Costs of goods sold		1,000
Gross profits		150

OPERATING EXPENSES:
General and administrative expenses	-	774,204
Depreciation and amortization	-	75,314
Total operating expenses	-	849,518
OPERATING LOSS	-	(849,368)

OTHER (INCOME) AND EXPENSES:
Interest expense	-	209,703
Interest income	-	(277)
Abandonment of assets	-	177,264
Total other expense	-	386,690

LOSS BEFORE DISCONTINUED OPERATIONS	$-	$(1,236,058)

LOSS FROM DISCONTINUED OPERATIONS		$5,277

NET LOSS		$(1,241,335)

NET LOSS PER SHARE:

Basic:	$-	$(0.04)
Diluted:	$-	$-

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic:	32,892,030	30,852,030
Diluted:	33,332,030	32,892,030

The accompanying notes are an integral part of these financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$-	$(1,241,335)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	-	75,314
Abandonment of assets		177,264
Discontinued operations	-	5,277
Changes in assets and liabilities:
Inventory		21,422
Accounts receivables	-	49,488
Prepaid expenses	-	100,822
Accrued payables and accrued liabilities	-	926,486
Net cash used in operating activities	-	114,738

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-
Proceeds from the issuance of preferred stock	-	-
Repayment from affiliates loan	-	(266,843)
Net cash provided by financing activities	-	(266,843)

INCREASE IN CASH	-	(152,105)
CASH, BEGINNING OF YEAR	-	156,535
CASH, END OF YEAR	$-	$4,430

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$9,637

The accompanying notes are an integral part of these financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2009. During three months ended March 31, 2009 the Company incurred an accumulated net loss of $0 and has an accumulated deficit of $58,329,705 from inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2009, and December 31, 2008, respectively, cash and cash equivalents include cash on hand and cash in the bank.

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

Concentration of Credit Risk

The Company does not maintain an operating cash balances.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until March 31, 2009.

Share-Based Compensation

The Company applies SFAS No. 123 “Share-Based Payments” (“SFAS No. 123(R)”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

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

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The adoption of this pronouncement had no impact on the Company's condensed consolidated financial condition or results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.
Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.
Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard is expected not to have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

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

NOTE 5 - NOTE PAYABLES

Notes payable consist of the following for the three months ended March 31, 2009 and year ended December 31, 2008:

	March 31, 2009	December 31, 2008
Unsecured Notes Payables from 23 promissory notes from 23 outside investors at a 8% interest rate and are in default.	$5,676,963	$5,676,963
Loans and advances from four affiliates and these notes are in default	561,511	561,511
Total of Notes Payable	6,238,474	6,238,474
Less Current Portion	(6,238,474)	(6,238,474)
Long-Term Portion	$-	$-

All notes are in default and there is no plan for repayment of these obligations.

NOTE 7 – EQUITY

On July 26, 2005, the Company authorized 50,000,000 shares of common stock, at $.01 par value and as of December 31, 2008 30,852,030 common shares were issued and outstanding.  In August 2007, the Company authorized 10,000,000 of preferred series A shares at a par value of .02 and 100,000 shares were issued and outstanding as of December 31, 2008.

There was no common or preferred stock issued in three months ended March 31, 2009.

There are 440,000 warrants issued and outstanding all other warrants have expired for the three months ended March 31, 2009.

NOTE 8 – RELATED PARTY TRANSACTIONS

The company is managed by its key shareholders.

NOTE 10 - NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 9 - DISCONTINUED OPERATIONS

The Company has discontinued operations of Retail Pilot, MedLink International, Inc. and Clarity Imaging International, Inc .in the three months ended March 31, 2008 in the amount of $5,277.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

The Company has incurred an accumulated deficit of approximately $58,329,705 as of March 31, 2009, and current liabilities exceeded current assets by approximately $9,201,051 as of March 31, 2009. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three months ended March 31, 2009

ITEM 4.    CONTROLS AND PROCEDURES

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

         Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed in prior filings, there are no material legal proceedings that are currently pending or, to the Company's knowledge, contemplated against the Company to which it is a party.

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in our registration statement on Form 10SB, filed January 31, 2008 (the “Form 10SB”) and in our Annual Report on Form 10–K for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on April 15, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K except as disclosed below.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

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

Registrant Date: May 15, 2009	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)