Form 10-Q
period 2009-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2009-08-14
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes      ☒     No    ☐
Transitional Small Business Disclosure Format (check one):
Yes       ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2009
Common stock, $0.001 par value	30,852,030

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

-i-

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31
ASSETS:	2009	2008
		(audited)
CURRENT ASSETS
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,192,657	$2,192,657
Accrued liabilities	769,920	769,920
Note payable affiliate	561,511	561,511
Notes payable short term	5,676,963	5,676,963
Total current liabilities	9,201,051	9,201,051

Total liabilities	9,201,051	9,201,051

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Series A 8% cumulative convertible preferred stock, $.002 par value 10,000,000 shares authorized, 100,000 issued and outstanding on June 30, 2009 and December 31, 2008, respectively	200	200
Common stock, $.001 par value, 50,000,000 shares authorized; 30,852,030 issued and outstanding June 30, 2009 as of December 31, 2008, respectively	30,852	30,852
Additional paid-in capital	49,097,602	49,097,602
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' equity	(9,201,051)	(9,201,051)

LIABILITIES AND STOCKHOLDERS' EQUITY:	$-	$-

The accompanying notes are an integral part of these financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months		Six Months
	2009	2008	2009	2008

REVENUES:
Revenues	$-	$-	$-	$1,150

Costs of goods sold	-	-	-	1,000
Gross profits		-		150

OPERATING EXPENSES:
General and administrative expenses	-	-	-	774,204
Depreciation and amortization	-	-	-	75,314
Total operating expenses	-	-	-	849,518
OPERATING LOSS	-	-	-	(849,368)

OTHER (INCOME) AND EXPENSES:
Interest expense	-	-	-	209,703
Interest income	-	-	-	(277)
Early extinguishment of debt	-	(239,621)	-	(239,621)
Impairment of assets	-	116,509	-	116,509
Abandonment of assets	-	-	-	177,264
Total other expense	-	(123,112)	-	263,578

LOSS BEFORE DISCONTINUED OPERATIONS	$-	$123,112	$-	$(1,112,946)

LOSS FROM DISCONTINUED OPERATIONS	-	$5,277	-	$5,277

NET LOSS	-	$117,835	-	$(1,118,223)

NET LOSS PER SHARE:

Basic:	$-	$-	$-	$(0.04)
Diluted:	$-	$-	$-	$-

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic:	30,852,030	30,852,030	30,852,030	30,852,030
Diluted:	31,292,030	32,892,030	31,292,030	32,892,030

The accompanying notes are an integral part of these financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$-	$(1,118,223)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	-	75,314
Abandonment of assets	-	177,264
Discontinued operations	-	5,277
Abandonment of assets	-	116,509
Early extinguishment of debt	-	(239,621)
Changes in assets and liabilities:
Inventory	-	21,422
Accounts receivables	-	45,058
Prepaid expenses	-	100,822
Accrued payables and accrued liabilities	-	926,486
Net cash used in operating activities	-	110,308

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-
Proceeds from the issuance of preferred stock	-	-
Repayment from affiliates loan	-	(266,843)
Net cash provided by financing activities	-	(266,843)

INCREASE IN CASH	-	(156,535)
CASH, BEGINNING OF YEAR	-	156,535
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$9,637

The accompanying notes are an integral part of these financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations as of June 30, 2009. During six months ended June 30, 2009 the Company incurred an accumulated net loss of $0 and has an accumulated deficit of $58,329,705 from inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2009, and December 31, 2008, respectively, cash and cash equivalents include cash on hand and cash in the bank.

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

Concentration of Credit Risk

The Company does not maintain an operating cash balances.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until June 30, 2009.

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

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company will adopt the use of the Codification for the quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company is currently assessing the impact of FSP FAS No. 157-4 on its financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The Company is currently assessing the impact of FSP FAS No. 115-2 and FAS No. 124-2 on its financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact of FSP FAS No. 107-1 on its financial position and results of operations.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of another than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

 In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

NOTE 5 - NOTE PAYABLES

Notes payable consist of the following as of June 30, 2009 and year ended December 31, 2008:

	June 30, 2009	December 31, 2008
Unsecured Notes Payables from 23 promissory notes from 23 outside investors at a 8% interest rate and are in default.	$5,676,963	$5,676,963
Loans and advances from four affiliates and these notes are in default	561,511	561,511
Total of Notes Payable	6,238,474	6,238,474
Less Current Portion	(6,238,474)	(6,238,474)
Long-Term Portion	$-	$-

All notes are in default and there is no plan for repayment of these obligations.

NOTE 6 – EQUITY

On July 26, 2005, the Company authorized 50,000,000 shares of common stock, at $.01 par value and as of December 31, 2008 30,852,030 common shares were issued and outstanding.  In August 2007, the Company authorized 10,000,000 of preferred series A shares at a par value of .02 and 100,000 shares were issued and outstanding as of December 31, 2008.

There was no common or preferred stock issued as of June 30, 2009.

There are 440,000 warrants issued and outstanding all other warrants have expired as of June 30, 2009.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders.

NOTE 8 - NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 9 - DISCONTINUED OPERATIONS

The Company has discontinued operations of Retail Pilot, MedLink International, Inc. and Clarity Imaging International, Inc .as of March 31, 2008 in the amount of $5,277.

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

The Company has incurred an accumulated deficit of approximately $58,329,705 as of June 30, 2009, and current liabilities exceeded current assets by approximately $9,201,051 as of June 30, 2009. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the period ended June 30, 2009

ITEM 4.          CONTROLS AND PROCEDURES

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

         Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect except as follows:

The Company has been sued in Superior Court of the State of California, County of San Diego Case No.  37-2008-00083687-CU-BC-CTL in Michael Arnstedt v. Bridgetech Holdings, Inc. and an order has been entered against the Company of $105,475.51 and this judgment accrues interest at the federal interest rate of 10%.

ITEM 1A - Risk Factors

We have updated or confirmed some of the risk factors previously disclosed in our registration statement on Form 10SB, filed November 27, 2007(the “Form 10SB”) and in our Annual Report on Form 10–K for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on April 15, 2009 (the “Fiscal 20080–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–KSB but updated or confirmed some of the risk factors previously disclosed below.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

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

Registrant Date: August 14, 2009	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)