Form 10-Q
period 2009-09-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2009-11-16
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A
____________________

Commission File No. 0-51697
____________________

Bridgetech Holdings International, Inc.
(Name of small business issuer as specified in its charter)

Delaware State of Incorporation	21-1992090 IRS Employer Identification No.

                                                                                                P.O. Box 1072
Cardiff, CA  92007
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

Large accelerated filer ☐ Non-Accelerated filer ☐	Accelerated filer Small Business Issuer	☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☒     No  ☐
Transitional Small Business Disclosure Format (check one):
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common stock, $0.001 par value	70,852,030

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

PART I
FINANCIAL INFORMATION PAGE

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

- i -

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September	December
ASSETS:	30,	31,
	2009	2008
		(audited)
CURRENT ASSETS
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,192,657	$2,192,657
Accrued liabilities	769,920	769,920
Note payable affiliate	701,511	561,511
Notes payable short term	5,676,963	5,676,963
Total current liabilities	9,341,051	9,201,051

Total liabilities	9,341,051	9,201,051

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value 10,000,000 shares authorized, 100,000 issued and outstanding on September 30, 2009 and December 31, 2008, respectively	200	200
Common stock, $.001 par value, 100,000,000 shares authorized; 70,852,030 and 30,852,030 issued and outstanding September 30, 2009 as of December 31, 2008, respectively	70,852	30,852
Additional paid-in capital	49,097,602	49,097,602
Accumulated deficit	(58,509,705)	(58,329,705)
Total stockholders' equity	(9,341,051)	(9,201,051)

LIABILITIES AND STOCKHOLDERS' DEFICIT:	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months		Nine Months
	2009	2008	2009	2008

OPERATING EXPENSES:
General and administrative expenses	180,000		180,000
Total operating expenses	180,000	-	180,000	-
OPERATING LOSS	180,000	-	180,000	-

LOSS BEFORE DISCONTINUED OPERATIONS	$180,000	$-	$180,000	$-

LOSS FROM DISCONTINUED OPERATIONS	$-	$105,000	$-	$1,202,898

NET LOSS	$(180,000)	$(105,000)	$(180,000)	$(1,202,898)

NET LOSS PER SHARE:

Basic and diluted:	$(0.0)	$(0.0)	$(0.0)	$(0.0)

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and diluted:	70,852,030	30,852,030	44,185,363	30,852,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(180,000)	$(1,202,898)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Discontinued operations	-	1,202,898
Common stock issued for debt conversion	180,000	-
Changes in assets and liabilities:
Inventory		21,421
Accounts receivables	-	73,716
Prepaid expenses	-	116,635
Accrued payables and accrued liabilities	-	42,891
Net cash (used in) provided by operating activities	(180,000)	254,663

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from affiliates loan	-	(411,198)
Net cash provided by financing activities	-	(411,198)

DECREASE IN CASH	-	(156,535)
CASH, BEGINNING OF YEAR	-	156,535
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$207,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations as of September 30, 2009. During nine months ended September 30, 2009 the Company incurred an accumulated deficit of $58,509,705 from inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009, and December 31, 2008, respectively, cash and cash equivalents include cash on hand and cash in the bank.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company does not maintain an operating cash balances.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

On April 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Condensed Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended September 30, 2009, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Updates issued but not yet adopted

In October 2009, the FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company’s Consolidated Financial Statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

NOTE 5 - NOTE PAYABLES

Notes payable consist of the following as of September 30, 2009 and year ended December 31, 2008:

	September 30, 2009	December 31, 2008
Unsecured Notes Payables from 23 promissory notes from 23 outside investors at a 8% interest rate and are in default.	$5,676,963	$5,676,963
Loans and advances from four affiliates and these notes are in default	701,151	561,511
Total of Notes Payable	6,378,474	6,238,474
Less Current Portion	(6,378,474)	(6,238,474)
Long-Term Portion	$-	$-

All notes are in default and there is no plan for repayment of these obligations.

NOTE 7 – EQUITY

On July 26, 2005, the Company authorized 50,000,000 shares of common stock, at $.01 par value and as of September 30, 2009, 70,852,030 common shares were issued and outstanding.  In August 2007, the Company authorized 10,000,000 of preferred series A shares at a par value of .02 and 100,000 shares were issued and outstanding as of December 31, 2008.

There are 440,000 warrants issued and outstanding all other warrants have expired as of September 30, 2009.

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

NOTE 11 - DISCONTINUED OPERATIONS

The Company has discontinued operations of Retail Pilot, MedLink International, Inc. and Clarity Imaging International, Inc .as of September 30, 2008 in the amount of $1,202,898.

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

The Company has incurred an accumulated deficit of approximately $58,509,705 as of September 30, 2009, and current liabilities exceeded current assets by approximately $9,341,051 as of September 30, 2009. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the period ended September 30, 2009

ITEM 4.  CONTROLS AND PROCEDURES

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

         Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

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

Registrant Date: November 16, 2009	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)