Form 10-K
period 2009-12-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2010-04-15
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-K
____________________

(Mark One)
           ☒  Quarterly Report Pursuant to Section 13 or 15(d) of
                                 the Securities Exchange Act of 1934

                   For the quarterly period ended December 31, 2009

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
☐ Yes    ☒ No

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).
Yes  ☐    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, ,a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Non-accelerated filer	☐ ☐	Accelerated filer Smaller Reporting company	☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  ☒  Yes    ☐  No

The aggregate market value of voting  and non-voting common equity  held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009 was approximately $296,934.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

 State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of April 5, 2010, there were 70,852,030  shares of Common Stock, $0.01 par value per share and  100,000 shares of Series A preferred stock, $0.02 par value per share.

Documents Incorporated By Reference -None

Bridgetech Holdings International, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 and 2008

-i-

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Bridgetech Holdings International, Inc. or on Bridgetech Laboratories, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Bridgetech Holdings International, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, as quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Bridgetech Holdings International, Inc.'s business and financial performance. Moreover, Bridgetech Holdings International, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Bridgetech Laboratories, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Bridgetech Holdings International, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

 PART I
ITEM 1.  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

As used in this annual report, “we”, “us”, “our”, “Bridgetech”, “Bridgetech Holdings” “Company” or “our company” refers to Bridgetech Holdings International, Inc. and all of its subsidiaries.

Overview

Our company, Bridgetech Holdings International, Inc. was a company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations.

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

From its acquisition of Parentech, Inc. until the end of 2004, the Company’s primary business was designing, developing and marketing products intended to enhance the well-being of infants. In particular, the Company developed and sold the “Nature’s Cradle Sound and Motion System,” an infant environmental transition system designed to reduce the stress experienced by infants in the post partum period by simulating certain aspects of their pre-birth environment. This business, however, generated only minimal revenues and could not support the Company’s ongoing operations. By the end of 2004, the Company had begun to wind down its operations. By this time, those persons who had served as officers and directors of Parentech, Inc., other than Scott Landow, Parentech’s chief executive officer, had resigned, leaving Mr. Landow as the sole director and officer of the Company.

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

In February 2005, the Company entered into a transaction with Old Bridgetech whereby the Company issued 1,673,438 shares of common stock to the shareholders of Old Bridgetech in exchange for all of the outstanding stock of Old Bridgetech. In connection with this transaction, the Company changed its name to “Bridgetech Holdings International, Inc.” In addition, following this transaction, the Company named Herbert Wong its Executive Chairman, hired Michael D. Chermak to be its President and Chief Executive Officer, and hired Thomas C. Kuhn III to be its Chief Financial Officer. Mr. Landow, Parentech’s former President and Chief Executive Officer, was no longer employed by the Company. In May of 2005, Mr. Wong resigned from the Company’s board of directors. Concurrent with this resignation, Mr. Chermak was elected Chairman of the Board and resigned from the position of President. Mr. Kuhn was elected to fill the position of President and Chief Operating Officer. Mr. Kuhn has since resigned his positions and is no longer with the Company.

We are not actively developing this business and have ceased operations of all other businesses conducted by Parentech, Inc. prior to the transaction with Old Bridgetech.

             On April 1, 2008, the Company ceased operations of its medical imaging business and has discontinued operations of all of the companies activity including of Retail Pilot, International MedLink, Inc. and Clarity Imaging International, Inc

Employees

As of fiscal year end December 31, 2009 the Company has 1 employee.

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

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated or restated the risk factors previously disclosed in our registration statement on Form 10-SB, filed March 2, 2007, as amended and in our prior reports.  .

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

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

The success of our company is largely dependent on the personal efforts of our sole key executive, Scott Landow. The loss of his services could have a material adverse effect on our business and prospects..

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that may prevent or frustrate attempts to replace or remove our current management by our stockholders, even if such replacement or removal may be in our stockholders’ best interests.

Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions:

•	restrict various types of business combinations with significant stockholders;

•	provide for a classified board of directors;

•	limit the right of stockholders to remove directors or change the size of the board of directors;

•	limit the right of stockholders to fill vacancies on the board of directors;

•	limit the right of stockholders to act by written consent and to call a special meeting of stockholders or propose other actions;

•	require a higher percentage of stockholders than would otherwise be required to amend, alter, change or repeal our bylaws and certain provisions of our certificate of incorporation; and

•
authorize the issuance of preferred stock with any voting rights, dividend rights, conversion privileges, redemption rights and liquidation rights and other rights, preferences, privileges, powers, qualifications, limitations or restrictions as may be specified by our board of directors.

These provisions may:

•	discourage, delay or prevent a change in the control of our company or a change in our management, even if such change may be in the best interests of our stockholders;

•	adversely affect the voting power of holders of common stock; and

•	limit the price that investors might be willing to pay in the future for shares of our common stock.

We Do Not Intend To Pay Dividends.

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

We Are A "Shell" Company And Our Shares Will Subject To Restrictions On Resale.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of  the Securities Exchange Act of 1934.   Accordingly, until we are no longer a "shell company, and we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for  the resale of  their shares of common stock.  Preclusion from any prospective  investor using the exemptions provided by Rule 144 may be more difficult for  us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future  prospectus.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

Risks regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this annual report, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this annual report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

We are currently operating from P.O. Box 1072, Cardiff, CA  92007 of which nominal fees are paid by our director.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bridgetech common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “BGTH.OB.”

At December 31, 2009, there were 70,852,030 shares of common stock of Bridgetech outstanding and there were approximately 261 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bridgetech’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2009
First Quarter (January – March 2009)	$.0011	$.0011
Second Quarter (April – June 2009)	$.0011	$.0011
Third Quarter (July – September 2009)	$.0011	$.0011
Fourth Quarter (October – December 2009)	$.007	$.0046
Fiscal Year 2008
First Quarter (January – March 2008)	$.06	$.06
Second Quarter (April – June 2008)	$.02	$.02
Third Quarter (July – September 2008)	$.01	$.01
Fourth Quarter (October – December 2008)	$.0011	$.0011

On April 5, 2010, the closing bid price of our common stock was $0.0011

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2009. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bridgetech’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Recent sales of unregistered securities

The Company issued 40,000,000 common stock for services and recorded $60,000 for December 31, 2009

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of BGTH
Year Ended December 31, 2009 and 2008

Statement of Operations Data:	December 31,
	2009	2008

Revenues	$-	$-
Cost of Sales	-	-
Operating and Other Expenses	(180,000)	(912,045)

Net Loss	$(180,000)	$(912,045)

Balance Sheet Data:	December 31,
	2009	2008

Current Assets	$-	$-
Total Assets	-	-
Current Liabilities	9,341,051	9,201,051
Non Current Liabilities	-	-
Total Liabilities	9,341,051	9,201,051
Working Capital (Deficit)	(9,341,051)	(9,201,051)
Shareholders'Equity (Deficit)	$(9,341,051)	$(9,201,051)

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Critical Accounting Policies

Principle of Consolidation

The consolidated financial statements include the accounts of Bridgetech Holdings International, Inc. , Retail Pilot, Inc. and MedLink, Inc. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

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

We adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  Management considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

We do not maintain a company bank account.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

RESULTS OF OPERATIONS

 Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

We currently have no operating activities.  On April 1, 2008, we ceased operations of its medical imaging business and has discontinued the prior operations of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.  While we abandoned the assets of our discontinued operations, our management spent the second half of 2009 reviewing several new opportunities with firms that could be interested in merging.

We presently have no operations but hopes that a potential merger candidate/candidates can be identified that will enable it to create new shareholder value and reestablish itself going forward.

We have incurred an accumulated deficit of approximately $58,509,705 as of December 31, 2009, and current liabilities exceeded current assets by approximately $9,341,051 as of December 31, 2009. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

BRIDGETECH HOLDINGS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BRIDGETECH HOLDINGS INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of Bridgetech Holdings International, Inc., as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the two years period ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
April 5, 2010

200 SOUTH PARK ROAD, SUITE 150 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,
	2009	2008

CURRENT ASSETS
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,192,657	$2,192,657
Accrued liabilities	769,920	769,920
Note payable affiliate	701,511	561,511
Notes payable short term	5,676,963	5,676,963
Total current liabilities	9,341,051	9,201,051

Total liabilities	9,341,051	9,201,051

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT::
Series A 8% cumulative convertible preferred stock, $.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding
on December 31 2009 and 2008, respectively	200	200
Common stock, $.001 par value, 100,000,000 shares authorized;
70,852,030 and 30,852,030 issued and outstanding
on December 31 2009 and 2008, respectively	70,852	30,852
Additional paid-in capital	49,097,602	49,097,602
Accumulated deficit	(58,509,705)	(58,329,705)
Total stockholders' deficit	(9,341,051)	(9,201,051)

LIABILITIES AND STOCKHOLDERS' EQUITY:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008

OPERATING EXPENSES:
General and administrative expenses	$180,000	$-
Total operating expenses	180,000	-
OPERATING LOSS	180,000	-

LOSS BEFORE DISCONTINUED OPERATIONS	$180,000	$-

LOSS FROM DISCONTINUED OPERATIONS	$-	$912,045

NET LOSS	$(180,000)	$(912,045)

NET LOSS PER SHARE:

Basic and diluted:	$(0.0)	$(0.0)

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and diluted:	70,852,030	32,892,030

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common		Preferred Stock		Additional
	Stock		Preferred A		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2007	30,852,030	$30,852	100,000	$200	$48,171,931	$(57,417,660)	$(9,214,677)

Issuance of warrants					925,671		925,671

Net loss	-	-	-	-	-	(912,045)	(912,045)

DECEMBER 31, 2008	30,852,030	$30,852	100,000	$200	$49,097,602	$(58,329,705)	$(9,201,051)

Stock issued for services	40,000,000	40,000	-	-	-	-	40,000

Net loss	-	-	-	-	-	(180,000)	(180,000)

DECEMBER 31, 2009	70,852,030	$70,852	100,000	$200	$49,097,602	$(58,509,705)	$(9,341,051)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(180,000)	$(912,045)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Abandonment of minority interest		(20,325)
Common stock issued for debt conversion	180,000	-
Issuance of warrants		925,671
Changes in assets and liabilities:
Accounts payables	-	(100,840)
Accured expenses	-	(112,750)
Net cash used in operating activities	-	(220,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	-	474,952
Repayment from affiliates loan	-	(411,198)
Net cash provided by financing activities	-	63,754

INCREASE IN CASH	-	(156,535)
CASH, BEGINNING OF YEAR	-	156,535
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$800
Interest Paid	$-	$207,908

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED  DECEMBER 31, 2009 AND 2008

NOTE 1 – BACKGROUND

The consolidated financial statements of Bridgetech Holdings International, Inc. include the accounts of its wholly owned subsidiaries, Retail Pilot, Inc. D/B/A Healthcare Pilot (“Retail”), and International MedLink, Inc. (“MedLink”), that no longer operate and are failed ventures and are a part of discontinued operations.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has years end losses from operations and had no revenues from operations the years ended December 31, 2009 and 2008. During the year ended December 31, 2009 the Company incurred an accumulated net loss of $180,000 and has an accumulated deficit of $58,509,705 from inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Bridgetech Holdings International, Inc. , Retail Pilot, Inc. D/B/A Healthcare Pilot, and International MedLink, Inc. transactions have been eliminated in the consolidated financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 605 “Revenue Recognition in Financial Statements” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Omaha, Nebraska.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

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

Accounting Standards Codification
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 31, 2010.

Accounting Standards Not Yet Effective
Accounting for the Transfers of Financial Assets
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

NOTE 4 – NOTE PAYABLES

Notes payable consist of the following as of September 30, 2009 and December 31, 2008:
	2009	2008
Unsecured Notes Payables from 23 promissory notes from 23 outside investors at a 8% interest rate and are in default.	$5,676,963	$5,676,963
Loans and advances from four affiliates and these notes are in default	701,511	561,511
Total of Notes Payable and advances	6,378,474	6,238,474
Less Current Portion	(6,378,474)	(6,283,474)
Long-Term Portion	$-	$-

Annual maturities of notes payables are as follows for the years ending December 31:

2080 (All loans are in default	$6,378,474
$6,378,474

NOTE 5 – EQUITY

Common and Preferred Stock

On July 26, 2005, the Company authorized 50,000,000 shares of common stock, at $.01 par value and as of December 31, 2009 70,852,030 common shares were issued and outstanding.  In August 2007, the Company authorized 10,000,000 of preferred series A shares at a par value of .02 and 100,000 shares were issued and outstanding as of December 31, 2008.

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

Warrants

The Company has the following warrants outstanding as of December 31, 2009.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:
	December 31,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$55,692	$517,246
State	16,200	107,057
	71,892	624,303
Valuation allowance	(71,892)	(624,303)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation allowance	(42.9%)	(42.9%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
	December 31,
	2009	2008

Net operating loss carryforward	71,892	624,303
Valuation allowance	(71,892)	(624,303)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $58,000,000 available to offset future taxable income through 2030.

The Company recognized an income tax provision of $71,892 and $624,303 for the years ended December 31, 2009 and 2008, respectively, despite losses before taxes. The year-to-date provision is primarily due to the recording of a valuation allowance on the Company’s U.S. deferred tax assets as of December 30, 2009. The valuation allowance was recorded at the end of the year ended of 2009 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2009, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

NOTE 7 - DISCONTINUED OPERATIONS

The Company ceased operations of its medical imaging business and has discontinued operations of Retail Pilot, MedLink International, Inc. and Clarity Imaging International, Inc. in the amount of $ 0 and $912,045 as of December 31, 2009 and 2008, respectively.

We have discontinued operation in accordance with ASC Topic 98 Accounting for the Impairment or Disposal of Long-lived Assets.  The results of operations of the business for the three and nine months ended have therefore been reported as discontinued operations.  Operating results for the business are summarized as follows:
	December 31,
	2008	2007

Revenues	$-	$1,150

Expenses
Operating	-	1,000
General and administrative	-	626,878
Depreciation	-	75,314
Interest expense	-	209,703
Impairment of assets	-	-
Total expense	-	912,045

Loss before income taxes	-	912,045

Loss from discontinued operations	$-	$912,045

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

*  *  *  *  *  *

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None

ITEM 9A.    CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Telephone’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.

b) Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company.

Indemnification of Officers and Directors

As permitted by Delaware law and our Certificate of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2009 and 2008 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.   Scott Landow defers $120,000 per year in his salary and has accrued unpaid salary of $180,000.  While Mr. Landow defers his salary he was granted 40,000,000 in common stock valued at the trading price of $60,000.

2009 and 2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
Scott Landow	2009	120,000		60,000	0	0	0	0	180,000
Chairman	2008	0		0	0	0	0		0

2009 and 2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Landow	0	0	0	0	0	0	0	0	0

2009 and 2008 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Landow	0	0	0	0

2009 and 2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow		0	0	0

2009 and 2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	0	0	0	0	0

2009 and 2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	0	0	0	0	0	0	0

2009 and 2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott	2008	0	0	0	0	0	0	0
Landow	2009	0	0	0	0	0	0	0

2009 and 2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott	2008	0	0	0	0	0
Landow	2009	0	0	0	0	0

2009 and 2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Basic salary						-

Compensation of Directors

We currently have one director. Our current compensation policy for directors is to compensate him through options to purchase common stock or issuance of common stock as consideration for his joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of April 11, 2010, based on 70,852,030 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)		Percentage of Class

Scott Landow	Common Stock	42,500,00	*	56%
777 South Highway 101, Suite 215
Solana Beach, CA 92975
All Officers and Directors	Common Stock
As a Group (1 persons)
Michael Chermak	Common Stock	3,858,023		13%

* In addition Scott Landow holds 100,000 shares of Series 8% cumulative convertible preferred stock which has a voting right of 100 to 1 ratio

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $ .001, and 10,000,000 shares of preferred A stock .

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

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

SERIES A 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK, $.002 PAR VALUE
Scott Landow	100,000 (1)	100%

(1)	Each share is convertible into one share of Common Stock and for voting purposes represents 500 shares of Common Stock.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2009 and 2008 approximated $-0- and $0 respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2009 and 2008 approximated $-0- and $0 respectively.

Audit-Related Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2009 and 2008, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2009 and 2008 were $0.

All Other Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2009 and 2008 approximated $0 and $0 respectively.

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

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
21 31.1	Subsidiaries (2) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
__________________________________________________

(1) Incorporated by reference to exhibit 3(i) to the Company's Form 10-SB/12g filed on February 13, 2008.
(2) Filed herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 15, 2010	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chief Executive Officer (Principle Executive Officer), President, Sole Board Member (Principle Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2010	By: /s/ Scott Landow
Scott Landow
Chairman