Form 10-Q
period 2010-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2010-05-24
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “Smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐             Non–Accelerated filer   ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2009
Common stock, $0.001 par value	30,852,030

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE ENDED MARCH 31, 2010

PART I
FINANCIAL INFORMATION PAGE

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

ASSETS:	March 31	December 31
	2010	2009
		(audited)
CURRENT ASSETS
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,192,657	$2,192,657
Accrued liabilities	769,920	769,920
Note payable affiliate	701,511	701,511
Notes payable short term	5,676,963	5,676,963
Total current liabilities	9,341,051	9,341,051

Total liabilities	9,341,051	9,341,051

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value
10,000,000 shares authorized, 100,000 issued and oustanding
on March 31, 2010 and December 31, 2009, respectively	200	200
Common stock, $.001 par value, 100,000,000 shares authorized;
70,852,030 issued and outstanding March 31, 2010
as of December 31, 2009, respectively	70,852	70,852
Additional paid-in capital	49,097,602	49,097,602
Accumulated deficit during this development stage	(58,509,705)	(58,509,705)
Total stockholders' deficit	(9,341,051)	(9,341,051)

LIABILITIES AND STOCKHOLDERS' DEFICIT:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

REVENUES:
Revenues	$-	$-

OPERATING EXPENSES:
Total operating expenses	-	-
OPERATING LOSS	-	-

NET LOSS	$-	$-

NET LOSS PER SHARE:

Basic and Diluted:	$-	$-

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and Diluted:	70,852,030	32,892,030

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$-	$-
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Changes in assets and liabilities:
Net cash used in operating activities	-	-

INCREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

NOTE 3 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations as of March 31, 2010. During three months ended March 31, 2010 the Company incurred net loss of $0.00 and has an accumulated deficit of $58,509,705 from inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010, and December 31, 2009, respectively, cash and cash equivalents include cash on hand and cash in the bank and there is no balance as of March 31, 2010.

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

The Company adopted the provisions of FASB Interpretation No. 48; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010, the Company did not record any liabilities for uncertain tax positions.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable, if any, approximate fair value.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. See Note 6 – Fair Value Measurements.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

NOTE 5 - NOTE PAYABLES

Notes payable consist of the following as of March 31, 2010 and year ended December 31, 2009:

	March 31, 2010	December 31, 2009
Unsecured Notes Payables from 23 promissory notes from 23 outside investors at a 8% interest rate and are in default.	$5,676,963	$5,676,963
Loans and advances from four affiliates and these notes are in default	701,511	701,511
Total of Notes Payable	6,378,474	6,378,474
Less Current Portion	(6,378,474)	(6,378,474)
Long-Term Portion	$-	$-

All notes are in default and there is no plan for repayment of these obligations.

NOTE 6 – EQUITY

On July 26, 2005, the Company authorized 100,000,000 shares of common stock, at $.01 par value and as of March 31, 2010, 70,852,030 common shares were issued and outstanding.  In August 2007, the Company authorized 10,000,000 of preferred series A shares at a par value of .02 and 100,000 shares were issued and outstanding as of March 31, 2010.

There are 440,000 warrants issued and outstanding; all other warrants have expired as of March 31, 2010

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

The Company has incurred an accumulated deficit of approximately $58,509,705 as of March 31, 2010, and current liabilities exceeded current assets by approximately $9,341,051 as of March 31, 2010. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

RESULTS OF OPERATIONS

The Company has discontinued all operations and is no longer operating.

Our management is currently in discussions with three potential merger candidates with companies in the following categories:

Electrocoagulation

Electrocoagulation is an electrochemical method of treating polluted water whereby sacrificial anodes corrode to release active coagulant precursors (usually aluminium or iron cations) into solution. Accompanying electrolytic reactions evolve gas (usually as hydrogen bubbles) at the cathode.

Electrocoagulation has a long history as a water treatment technology having been employed to remove a wide range of pollutants. However electrocoagulation has never become accepted as a mainstream water treatment technology.

The lack of a systematic approach to electrocoagulation reactor design/operation and the issue of electrode reliability (particularly passivation of the electrodes over time) have limited its implementation. However recent technical improvements combined with a growing need for small-scale decentralised water treatment facilities have led to a reevaluation of electrocoagulation.

On Line Distribution of Unique/Differentiable Dietary Supplements

An online media and marketing company engaged in the promotion of alternative health remedies and other health living solutions. Thier marketing activities primarily target the demographic segment comprising persons in the United States between the ages of 18 and 50 although they also reach consumers outside of this group.

The business model for this entity entails its primary revenue through the sales of products through our opt-in email offers, various websites, affiliate marketing, and advertising. Their management contends that the quality of their products and effectiveness of our marketing network will be the primary reasons for the success of their entity.

Their company’s principal core philosophy is to create, or partner with, products backed by science and catering to market segments that provide a net positive benefit with a long-term customer lifecycle.

Insurance Brokerage Consolidation

Management of this prospective business believe that many large insurance companies are shutting down their 'career divisions'.  A Career Division within an insurance company is composed of actual employees of the company that focus solely on the sale of proprietary company products vs. independent agents that sell products from several competing companies.  Management of this prospective business contends that recently major insurance companies have come to the conclusion that the potential loss of a percentage of business would be less expensive than maintaining their in-house sales forces.

Management of this prospective business believe that over the next 12-18 months, 10,000 to 20,000 career agents will be forced to find a new home.  This company is setting up the infrastructure to offer a complete line of products with the most competitive commission structures.  Their management have represented that they  are working with 2,000 agents initially targeting as many as possible that will be looking to move their licenses.

THERE CAN BE NO ASSURANCES THAT NEGOTIATIONS WITH ANY PROSPECTIVE BUSINESS, INCLUDING BUT NOT LIMITED TO THE ENTITIES DISCUSSED ABOVE, WILL RESULT IN A MERGER WITH OUR COMPANY OR THAT SUCH MERGER WILL RESULT IN PROFITABILITY.

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

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the period ended March 31, 2010

ITEM 4.          CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2009, including but not limited, to the following:

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

There is substantial doubt about our ability to continue as a going concern.

Note 3 in our financial statements for the quarter ended March 31, 2010 contains explanatory paragraphs expressing substantial doubt about our ability to continue as a going concern. The Company has no revenues as of March 31, 2010, and since inception, the Company has not had significant revenues. Management has been considering one or more operating businesses to bring into the Company or its subsidiaries but thre are no guarantees that such mergers would occur and, if they are consummated, will be profitable. To continue our growth and to fund our expansion plans we will require additional funding or merger with an entity that can provide capital. There can be no assurance that we will be able to obtain such financing or close a merger on beneficial terms, if at all.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.  REMOVED AND RESERVED

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

Registrant Date: May 17, 2010	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)