Form 10-Q
period 2010-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2010-08-23
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common stock, $0.001 par value	70,852,030

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the Three and Six Months Ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	June 30	December 31
ASSETS:	2010	2009
		(audited)
CURRENT ASSETS
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,192,657	$2,192,657
Accrued liabilities	769,920	769,920
Note payable affiliate	701,511	701,511
Notes payable short term	5,676,963	5,676,963
Total current liabilities	9,341,051	9,341,051

Total liabilities	9,341,051	9,341,051

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value10,000,000 shares authorized, 100,000 issued and oustanding on June 30, 2010 and December 31, 2009, respectively	200	200
Common stock, $.001 par value, 100,000,000 shares authorized; 70,852,030 issued and outstanding on June 30, 2010 and December 31, 2009, respectively	70,852	70,852
Additional paid-in capital	49,097,602	49,097,602
Accumulated deficit	(58,509,705)	(58,509,705)
Total stockholders' deficit	(9,341,051)	(9,341,051)

LIABILITIES AND STOCKHOLDERS' DEFICIT:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three months ended		Six months ended
	2010	2009	2010	2009

REVENUES:
Revenues	$-	$-	$-	$-

OPERATING EXPENSES:
Total operating expenses	-	-	-	-
OPERATING LOSS	-	-	-	-

NET LOSS	$-	$-	$-	$-

NET LOSS PER SHARE:

Basic and Diluted:	$-	$-	$-	$-

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and Diluted:	70,852,030	32,892,030	70,852,030	32,892,030

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

NOTE 3 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations as of June 30, 2010. During Six Months Ended June 30, 2010 the Company incurred net loss of $0.00 and has an accumulated deficit of $58,509,705.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010, and December 31, 2009, respectively, cash and cash equivalents include cash on hand and cash in the bank and there is no balance as of June 30, 2010.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

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

The Company adopted the provisions of FASB Interpretation No. 48; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 5 - NOTE PAYABLES

Notes payable consist of the following as of June 30, 2010 and year ended December 31, 2009:
	June 30, 2010	December 31, 2009
Unsecured Notes Payables from 23 promissory notes from 23 outside investors at a 8% interest rate and are in default.	$5,676,963	$5,676,963
Loans and advances from four affiliates and these notes are in default	701,511	701,511
Total of Notes Payable	6,238,474	6,378,474
Less Current Portion	(6,238,474)	(6,378,474)
Long-Term Portion	$-	$-

All notes are in default and there is no plan for repayment of these obligations.

NOTE 6 – EQUITY

On July 26, 2005, the Company authorized 100,000,000 shares of common stock, at $.01 par value and as of June 30, 2010, 70,852,030 common shares were issued and outstanding.  In August 2007, the Company authorized 10,000,000 of preferred series A shares at a par value of .02 and 100,000 shares were issued and outstanding as of June 30, 2010.

There are 440,000 warrants issued and outstanding; all other warrants have expired as of March 31, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders.

NOTE 8 – NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of August 23, 2010.

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

The Company has incurred an accumulated deficit of approximately $58,509,705 as of June 30, 2010, and current liabilities exceeded current assets by approximately $9,341,051 as of June 30, 2010. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

RESULTS OF OPERATIONS

The Company has discontinued all operations and is no longer operating.

Our management is currently in discussions with three potential merger candidates with companies in the following categories:

Electro coagulation

Electro coagulation is an electrochemical method of treating polluted water whereby sacrificial anodes corrode to release active coagulant precursors (usually aluminum or iron cations) into solution. Accompanying electrolytic reactions evolve gas (usually as hydrogen bubbles) at the cathode.

Electro coagulation has a long history as a water treatment technology having been employed to remove a wide range of pollutants. However electro coagulation has never become accepted as a mainstream water treatment technology.

The lack of a systematic approach to electro coagulation reactor design/operation and the issue of electrode reliability (particularly passivation of the electrodes over time) have limited its implementation. However recent technical improvements combined with a growing need for small-scale decentralized water treatment facilities have led to a reevaluation of electro coagulation.

On Line Distribution of Unique/Differentiable Dietary Supplements

An online media and marketing company engaged in the promotion of alternative health remedies and other health living solutions. Their marketing activities primarily target the demographic segment comprising persons in the United States between the ages of 18 and 50 although they also reach consumers outside of this group.

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

Insurance Brokerage Consolidation

Management of this prospective business believes that many large insurance companies are shutting down their 'career divisions'.  A Career Division within an insurance company is composed of actual employees of the company that focus solely on the sale of proprietary company products vs. independent agents that sell products from several competing companies.  Management of this prospective business contends that recently major insurance companies have come to the conclusion that the potential loss of a percentage of business would be less expensive than maintaining their in-house sales forces.

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

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the period ended June 30, 2010

ITEM 4.    CONTROLS AND PROCEDURES

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

    Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

    During the Quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

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

Note 3 in our financial statements for the quarter ended June 30, 2010 contains explanatory paragraphs expressing substantial doubt about our ability to continue as a going concern. The Company has no revenues as of June 30, 2010, and since inception, the Company has not had significant revenues. Management has been considering one or more operating businesses to bring into the Company or its subsidiaries but there are no guarantees that such mergers would occur and, if they are consummated, will be profitable. To continue our growth and to fund our expansion plans we will require additional funding or merger with an entity that can provide capital. There can be no assurance that we will be able to obtain such financing or close a merger on beneficial terms, if at all.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

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

Registrant Date: August 23, 2010	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)