Form 10-Q
period 2010-09-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2010-12-22
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
For the transition period from N/A to N/A
____________________

Commission File No. 000-51697
____________________

Bridgetech Holdings International, Inc.
(Name of small business issuer as specified in its charter)

Delaware	21-1992090
State of Incorporation	IRS Employer Identification No.
777 S Hwy 101 Suite 215
Solana Beach, CA 92075
 (Address of principal executive offices)

P.O. Box 1072
Cardiff, CA  92007
 (Former name or former address, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (check one): Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 22, 2010
Common stock, $0.001 par value	70,852,030

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the Three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
ASSETS:	2010	2009
		(audited)
CURRENT ASSETS
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,282,657	$2,192,657
Accrued liabilities	769,920	769,920
Note payable affiliate	701,511	701,511
Notes payable short term	5,676,963	5,676,963
Total current liabilities	9,431,051	9,341,051

Total liabilities	9,431,051	9,341,051

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value 10,000,000 shares authorized, 100,000 issued and oustanding on September 30, 2010 and December 31, 2009, respectively	200	200
Common stock, $.001 par value, 100,000,000 shares authorized; 70,852,030 issued and outstanding on September 30, 2010 and December 31, 2009, respectively	70,852	70,852
Additional paid-in capital	49,097,602	49,097,602
Accumulated deficit during this development stage	(58,599,705)	(58,509,705)
Total stockholders' deficit	(9,431,051)	(9,341,051)

LIABILITIES AND STOCKHOLDERS' DEFICIT:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three months ended		Nine months ended
	2010	2009	2010	2009

REVENUES:
Revenues	$-	$-	$-	$-

OPERATING EXPENSES:	90,000		90,000
Total operating expenses	90,000	-	90,000	-
OPERATING LOSS	(90,000)	-	(90,000)	-

NET LOSS	$(90,000)	$-	$(90,000)	$-

NET LOSS PER SHARE:

Basic and Diluted:	$-	$-	$-	$-

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and Diluted:	70,852,030	32,892,030	70,852,030	32,892,030

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(90,000)	$-
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	90,000
Net cash used in operating activities	-	-

INCREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

NOTE 3 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations as of September 30, 2010. During nine months ended September 30, 2010 the Company incurred net loss of $0.00 and has an accumulated deficit of $58,509,705 from inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010, and December 31, 2009, respectively, cash and cash equivalents include cash on hand and cash in the bank and there is no balance as of September 30, 2010.

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

The Company adopted the provisions of FASB Interpretation No. 48; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 5 - NOTE PAYABLES

Notes payable consist of the following as of September 30, 2010 and year ended December 31, 2009:

	September 30, 2010	December 31, 2009
Unsecured Notes Payables from 23 promissory notes from 23 outside investors at a 8% interest rate and are in default.	$5,676,963	$5,676,963
Loans and advances from four affiliates and these notes are in default	701,511	701,511
Total of Notes Payable	6,238,474	6,378,474
Less Current Portion	(6,238,474)	(6,378,474)
Long-Term Portion	$-	$-

All notes are in default and there is no plan for repayment of these obligations.

NOTE 6 – EQUITY

On July 26, 2005, the Company authorized 100,000,000 shares of common stock, at $.01 par value and as of September 30, 2010, 70,852,030 common shares were issued and outstanding.  In August 2007, the Company authorized 10,000,000 of preferred series A shares at a par value of .02 and 100,000 shares were issued and outstanding as of September 30, 2010.

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

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bridgetech Holdings International, Inc. and its subsidiaries, unless the context requires otherwise.

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

Overview

We have no revenue model as our company has no operating entity.  We have  wound   down our operations in Asia due to the sale of our subsidiary.  We have abandoned our assets and discontinued operations.  We  presently have no operations.

We have incurred an accumulated deficit of approximately $58,509,705 as of September 30, 2010, and current liabilities exceeded current assets by approximately $9,341,051 as of September 30, 2010. We cannot assure you that we will be successful in these fundraising activities.  We are currently in default on our convertible notes outstanding and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

RESULTS OF OPERATIONS

We have discontinued all operations and we are  no longer operating.

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

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the period ended September 30, 2010.
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

    Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

    During the Quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Note 3 in our financial statements for the quarter ended September 30, 2010 contains explanatory paragraphs expressing substantial doubt about our ability to continue as a going concern. The Company has no revenues as of September 30, 2010, and since inception, the Company has not had significant revenues. Management has been considering one or more operating businesses to bring into the Company or its subsidiaries but there are no guarantees that such mergers would occur and, if they are consummated, will be profitable. To continue our growth and to fund our expansion plans we will require additional funding or merger with an entity that can provide capital. There can be no assurance that we will be able to obtain such financing or close a merger on beneficial terms, if at all.

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

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls. . Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

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

Registrant Date: December 22, 2010	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)