Form 10-K
period 2010-12-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2011-04-15
CIK 1344736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended: December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number:  000-51697

Bridgetech Holdings International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	21-1992090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 S Hwy 101 Suite 215 Solana Beach, California	92075
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  (858) 847-9090

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, Par Value of $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  ☐  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☐

On June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, 9,973,889 shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $29,922, based on the last sale price of $0.003 per share of the Common Stock on that date.  For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2010, there were 96,937,045 shares of the registrant's common stock, par value $0.001, issued and outstanding and 100,000 shares of Series A preferred stock, par value $0.02, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Bridgetech Holdings International, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

-i-

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Bridgetech Holdings International, Inc. or on Bridgetech Holdings International, Inc.’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe" "anticipate" "expect" "estimate" "project" "will" "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Bridgetech Holdings International, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Bridgetech Holdings International, Inc.'s business and financial performance. Moreover, Bridgetech Holdings International, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Bridgetech Holdings International, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Bridgetech Holdings International, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this annual report, “we” “us” “our” “Bridgetech” “Bridgetech Holdings”, “Company” or “our company” refers to Bridgetech Holdings International, Inc. and all of its subsidiaries.

Overview

Our company, Bridgetech Holdings International, Inc. was a company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. We are no longer in this business.

Other than as set out in this annual report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

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

We are not actively developing this business and have ceased operations of all other businesses conducted by Parentech, Inc. prior to the transaction with Old Bridgetech discussed below.

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

As of January 1, 2009, the Company ceased operations of its medical imaging business and has discontinued operations of all of the companies activity including that of Retail Pilot, International MedLink, Inc. and Clarity Imaging International, Inc.

We are now a company with no operations. As of the date hereof, we have not been successful in any of our prior business operations.

Historically, we were able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

During the year ended December 31, 2010, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities whom have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Other than as set out herein, we have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

Our management is currently in discussions with two potential merger candidates with companies in the following categories / industries: (i) clean water technology and (ii) on line distribution of unique/differentiable dietary supplements.

THERE CAN BE NO ASSURANCES THAT NEGOTIATIONS WITH ANY PROSPECTIVE BUSINESS, INCLUDING BUT NOT LIMITED TO THE ENTITIES DISCUSSED ABOVE, WILL RESULT IN A MERGER WITH OUR COMPANY OR THAT SUCH MERGER WILL RESULT IN PROFITABILITY.

Patents and Trademarks

We do not own any patents or trademarks,.

Employees

We currently have no employees other than our sole officer and director. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months.

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

ITEM 1A – RISK FACTORS

As a “smaller reporting company” we are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” we are not required to provide the information required by this Item.

ITEM 2.  PROPERTIES.
We are currently operating from 777 S Hwy 101 Suite 215 Solana Beach, CA 92075.  Our office services and office space are provided without charge by the sole officer and director of our company. We do not anticipate that we will require any additional premises in the foreseeable future.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bridgetech common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “BGTH.OB.”

At December 31, 2010, there were 70,852,030 shares of common stock of Bridgetech outstanding and there were approximately 261 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bridgetech’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2009
First Quarter (January – March 2009)	$.0011	$.0011
Second Quarter (April – June 2009)	$.0011	$.0011
Third Quarter (July – September 2009)	$.0011	$.0011
Fourth Quarter (October – December 2009)	$.007	$.0046

Fiscal Year 2010
First Quarter (January – March 2010)	$.0190	$.0021
Second Quarter (April – June 2010)	$.0026	$.0021
Third Quarter (July – September 2010)	$.0050	$.0026
Fourth Quarter (October – December 2010)	$.0181	$.0021

On April 14, 2011, the closing bid price of our common stock was $0.0280

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2010. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bridgetech’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has two stock option plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Stock Option Plan (the “2005 Plan”). There are currently no options outstanding under the 2001 Plan, and only 10,000 options remain available for future issuance under the 2001 Plan. The Company does not intend to grant any more options under the 2001 Plan. The Company’s 2005 Plan, which was implemented after the reverse split, provides for the grant of options to purchase up to 5,000,000 shares of the Company’s common stock at consideration to be determined from time-to-time by the Company’s Board of Directors. Both plans have been approved by the Company’s Board of Directors and shareholders.

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	5,010,000
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	- 0 -	- 0 -	5,010,000

Recent sales of unregistered securities

Other than as set forth below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q or in our current reports on Form 8-K filed during the year ended December 31, 2010.

On January 12, 2011, the Company issued 26,085,015 shares of its common stock for services and accrued salaries.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during fiscal year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company” we are not required to provide the information required by this Item.

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

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes" to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable, accrued expenses and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair values is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

☐	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
☐
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

☐	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

We currently have no operating activities.  As of January 1, 2009, we ceased operations of its medical imaging business and has discontinued the prior operations of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish the Company going forward.

General and administrative expenses (“SG&A”) totaled $120,000 in 2010, compared to $180,000 in 2009. SG&A costs in 2010 and 2009 include the accrued salary of our sole officer and director.

Interest Expense increased to $426,476 in 2010 compared to $375,205 in 2009. Interest Expense in 20010 and 2009 includes accrued and unpaid interest paid on our debt with principal balances totaling $5.4 million.

Liquidity and Capital Resources

We have incurred an accumulated deficit of approximately $58 million as of December 31, 2010, current assets were $0 and current liabilities were approximately $10.3 million as of December 31, 2010. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them. As of December 31, 2010, the total principal and interest arising from unpaid debt to unrelated third parties totaled approximately $6.4 million.

We do not presently generate any revenue to fund the planned development of our business. In order to develop our business plan, we will require funds for working capital.  We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt our future interest expense will increase. We are currently in default on our all of our outstanding debt to unrelated third parties and have been unable to raise the capital to pay such notes. Should the debt holders call their notes, we would be unable to pay them.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit and has not generated revenues for the years ended December 31, 2010 and 2009. During the year ended December 31, 2010 the Company incurred a net loss of $546,476 and at December 31, 2010 has an accumulated deficit of $58,329,705.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company is dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contractual Obligations

As a “smaller reporting company” we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bridgetech Holdings International, Inc.,
(A Development Stage Company)
Solana Beach, California

We have audited the accompanying consolidated balance sheets of Bridgetech Holdings International, Inc., (A Development Stage Company) (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from January 1, 2009 (date re-entered the development stage) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgetech Holdings International, Inc. as of December 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period from January 1, 2009 (date re-entered the development stage) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the accompanying consolidated financial statements as of December 31, 2009, and for the year then ended, and for the period from January 1, 2009 2009 (date re-entered the development stage) to December 31, 2010, have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has not generated revenues for the years ended December 31, 2010 and 2009. During the year ended December 31, 2010 the Company incurred a net loss of $546,476 and at December 31, 2010 has an accumulated deficit of $58,329,705. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2011

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,
	2010	2009
		Restated
CURRENT ASSETS
Cash	$-	$ -
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,067,265	$ 1,067,265
Accrued liabilities	889,921	769,920
Accounts payable - related party	1,265,392	1,125,392
Accrued interest	1,098,379	811,903
Note payable - related parties	561,511	561,511
Notes payable	5,380,265	5,380,265
Total current liabilities	10,262,732	9,716,256

Total liabilities	10,262,732	9,716,256

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT::
Series A 8% cumulative convertible preferred stock, $0.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding
on December 31 2010 and 2009, respectively	200	200
Common stock, $0.001 par value, 100,000,000 shares authorized;
70,852,030 issued and outstanding on December 31, 2010 and 2009	70,852	70,852
Additional paid-in capital	49,097,602	49,097,602
Accumulated deficit - re-entered development stage January 1, 2009	(1,101,681)	(555,205)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(10,262,732)	(9,716,256)

LIABILITIES AND STOCKHOLDERS' DEFICIT:	$-	$ -

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTRY INTO THE DEVELOPMENT STAGE) THROUGH DECEMBER 1, 2010

			For the Period
	December 31,		from January 1, 2009
	2010	2009	(re-entry into the development stage)through December 31, 2010
		Restated	Restated
OPERATING EXPENSES:
General and administrative expenses	$120,000	$180,000	$300,000
Total operating expenses	120,000	180,000	300,000
OPERATING LOSS	120,000	180,000	300,000

OTHER (INCOME) EXPENSE
Interest expense	426,476	375,205	801,681
TOTAL OTHER (INCOME) EXPENSE	426,476	375,205	801,681

NET INCOME (LOSS)	$(546,476)	$(555,205)	$(1,101,681)

NET INCOME (LOSS) PER SHARE:

Basic and diluted:	$(0.04)	$(0.08)

Weighted average of number of shares outstanding	70,852,030	70,715,740

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDER' DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2009 (RE-ENTRY INTO THE DEVELOPMENT STAGE ) THROUGH DECEMBER 31, 2010 AND 2009

			Preferred Stock
	Common Stock		Preferred A		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2008	30,852,030	$30,852	100,000	$200	$49,097,602	$(58,329,705)	$(9,201,051)

Stock issued for services	40,000,000	40,000	-	-	-	-	40,000

Net loss - Deveopment Stage	-	-	-	-	-	(555,205)	(555,205)

DECEMBER 31, 2009	70,852,030	$70,852	100,000	$200	$49,097,602	$(58,884,910)	$(9,716,256)

Stock issued for services		-	-	-	-	-	-

Net loss - Deveopment Stage	-	-	-	-	-	(546,476)	(546,476)

DECEMBER 31, 2010	70,852,030	$70,852	100,000	$200	$49,097,602	$(59,431,386)	$(10,262,732)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTRY INTO THE DEVELOPMENT STAGE ) THROUGH DECEMBER 31, 2010
			For the Period
	December 31,		from January 1, 2009
	2010	2009	Through December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated	Restated

Net Loss	$(546,476)	$(555,205)	$(1,101,681)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Common stock issued for services	-	40,000	40,000
Changes in assets and liabilities:
Accounts payables	-	-	-
Accrued liabilities	120,000	-	120,000
Accrued payable - related party	140,000	-	140,000
Accured interest	286,476	515,205	801,681
Net cash used in operating activities	-	-	-

INCREASE IN CASH	-	-	-
CASH, BEGINNING OF YEAR	-	-	-
CASH, END OF YEAR	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Bridgetech Holdings International, Inc. was a company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. We are no longer in this business. The entity that is the original predecessor of the Company was originally incorporated in Delaware on June 4, 1991. As of January 1, 2009, the Company ceased operations of its medical imaging business and has discontinued operations of all of the its business activity including those of its subsidiaries, Retail Pilot, and Clarity Imaging International, Inc. As a result of discontinuing all of its previous operations, the Company re-entered the development stage effective January 1, 2009. The Company currently has no operations. As of the date hereof, we have not been successful in any of our prior business operations.

The consolidated financial statements of Bridgetech Holdings International, Inc. include the accounts of its wholly owned subsidiaries, Retail Pilot, Inc. D/B/A Healthcare Pilot (“Retail”), and Clarity International, Inc. and a 67% owned subsidiary, Amcare. None of the Company’s subsidiaries have operations and are failed ventures and are discontinued operations.

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT”), in conjunction with the University of Hong Kong (“CUHK”).  Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating to provide clinical trial services.  Bridgetech acquired a 51 percent ownership in BMT.  The corporate entity was sold in 2008 and is discontinued operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit and has not generated revenues for the years ended December 31, 2010 and 2009. During the year ended December 31, 2010 the Company incurred a net loss of $546,476 and at December 31, 2010 has an accumulated deficit of $59,431,386.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – RESTATEMENT FOR CORRECTION OF AN ERROR

The Company has restated its previously issued 2009 consolidated financial statements for matters related to the following previously reported items: accounts payable, account payable related party, accrued interest, note payable related parties, notes payable and the related interest expense. The accompanying financial statements for 2009 have been restated to reflect the corrections.

The following is a summary of the restatements for 2009:

Decrease in accounts payable for a reclassification to accounts payable	$1,125,392
Increase in accrued interest for 2009 interest expense of $375,205, a $296,698 reclassification from notes payable, and a $140,000 reclassification from note payable related party	811,903
Accumulated deficit decrease due to reclassification of $555,205 of accumulated deficit since re-entering the development stage on January 1, 2009 net of 2009 interest expense of $375,205	180,000

The effect on the Company's previously issued 2009 financial statements is summarized as follows:

Balance Sheet as of December 31, 2009:
	Previously Reported	Increase (Decrease)	Restated
Current Assets	$ -	$ -	$ -
Total Assets	$ -	$ -	$ -
Current Liabilities	$9,341,051	$375,205	$9,716,256
Total Liabilities	9,341,051	375,205	9,716,256
Stockholders’ Deficit:
Accumulated Deficit— re-entered development stage, January 1, 2009	-	(555,205)	(555,205)
Accumulated Deficit	(58,509,705)	180,000	(58,329,705)
Total Liabilities and Stockholders’ Deficit	$ 9,341,051	$ (375,205)	$ (9,716,256)

Statement of Operations for the Year Ended December 31, 2009:
	Previously Reported	Increase (Decrease)	Restated
General and Administrative Expenses	$ 180,000	$ -	$ 180,000
Loss from Operations	180,000	-	180,000
Interest Expense	-	375,205	375,205
Net Loss	$ (180,000)	$ (375,205)	$ (555,205)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Bridgetech Holdings International, Inc., Retail Pilot, Inc. D/B/A Healthcare Pilot,  and Clarity International, Inc. All significant intercompany transactions have been eliminated.

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

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes" to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010 the Company did not record any liabilities for uncertain tax positions.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional potentially dilutive securities would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, related party payables and notes payable, approximate fair value due to their short-term nature.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following as of December 31, 2010 and 2009:

	2010	2009
Unsecured convertible notes payable (23 promissory notes from 23 unrelated third parties) bearing interest at 8%; all are in default.	$6,478,644	$6,192,168
Unsecured notes payable to four related parties bearing no interest and due on demand.	561,511	561,511
Total notes payable	7,040,155	6,753,679
Less Current Portion	(7,040,155)	(6,753,679)
Long-Term Portion	$-	$-

At any time prior to the payment in full of the entire balance of the convertible notes payable, the holders have the option of converting all or any portion of the unpaid balance of the convertible notes payable and any related accrued interest into shares of the Company’s common stock at conversion prices ranging from $0.25 to $1.50 per share, subject to adjustment upon certain events.  The conversion price was based on the market price at the time of issuance of the convertible notes.  If the holders of the convertible notes payable converted the entire principal and accrued interest balance of the convertible notes payable, they would receive approximately 8,880,000 shares of the Company’s common stock. The Company evaluated the terms of the convertible notes payable and concluded that none of the convertible notes payable had an embedded derivative; however, the Company concluded that certain convertible notes payable contained beneficial conversion features, since the convertible notes payable were convertible into shares of common stock at a discount to the market value of the common stock at the time of issuance.  The discounts related to the beneficial conversion features were valued at approximately $2.0 million for 2006, $2.2 million for 2007, and $0 for 2008, 2009 and 2010 based on the intrinsic values of the discounts.  The discounts were fully amortized at December 31, 2008 due to the short-term nature of the convertible notes payable (all notes had maturity dates prior to December 31, 2008).  All convertible notes payable are in default and the Company has no ability to pay the outstanding balances of  the convertible notes payable.

NOTE 5 – EQUITY

Stock Option Plan

The Company has two stock option plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Stock Option Plan (the “2005 Plan”). There are currently no options outstanding under the 2001 Plan or the 2005 Plan, and 10,000 and 5,000,000 options remain available for future issuance under the 2001 Plan and 2005 Plan, respectively. The Company does not intend to grant any more options under the 2001 Plan. The Company’s 2005 Plan, which was implemented after the reverse split, provides for the grant of options to purchase up to 5,000,000 shares of the Company’s common stock at consideration to be determined from time-to-time by the Company’s Board of Directors. Both plans have been approved by the Company’s Board of Directors and shareholders.

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

Any Incentive Stock Option granted to a person who at the time the Option is granted owns stock possessing more than ten percent (10%) of the total combined voting power of value of all classes of stock of the Company, or of any Affiliate, ("Ten Percent Holder") shall have an Option Price of no less than one hundred ten percent (110%) of the fair market value of the common stock as of the date of grant. Incentive Stock Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an Option price of no less than one hundred percent (100%) of the fair market value of the common stock as of the date of grant. NQOs granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an Option Price determined by the Board as of the date of grant.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
Expected life (years)  3.0
Risk-Free interest rate  4.9%
Expected Volatility  113%
Expected Dividend Yield  0.00%

All Options are forfeited and expire within 90 days of an employee’s termination in accordance with the 2001 Plan and 2005 Plan.

Warrants

The Company has the following warrants outstanding and exercisable as of December 31, 2010.

	Issued	Price	Expiry
April 27, 2007	200,000	1.00	April 27, 2011
December 23, 2006	240,000	1.50	None
Total	440,000

The warrants had no intrinsic value at December 31, 2010.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$(169,080)	$(171,781)
State	(49,183)	(49,968)
	(218,263)	(221,749)
Valuation allowance	218,263	221,749
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31,
	2010	2009

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	(8.9%)	(8.9%)
Valuation allowance	42.9%	42.9%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:
	December 31,
	2010		2009

Net operating loss carryforward		$218,263		$221,749
Valuation allowance		(218,263)		(221,749)

Net deferred income tax asset	$		$

The Company has a net operating loss carryforward of approximately $59,000,000 available to offset future taxable income through 2030.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  Based upon its analysis, the Company has recorded a 100% valuation allowance against its deferred tax assets.  The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has accounts payable totaling $1,265,392 and notes payable with related parties outstanding as of December 31, 2010 (see NOTE 4 – NOTES PAYABLE).

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements, except as disclosed below:

On January 12, 2011, the Company issued 26,085,015 common stock for services and accrued salaries valued at $425,805 based on the quoted market price of the shares issued.

*  *  *  *  *  *

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Previous independent registered public accounting firm.

Effective March 10, 2011, the Registrant dismissed Jewett Schwartz Wolfe & Associates , which firm audited Registrant’s financial statements from inception May 3, 2006 to our last fiscal year ended December 31, 2009. The change in the Registrant’s auditors was recommended and approved by the Board of Directors of the Registrant.

Jewett Schwartz Wolfe & Associates  issued its auditors’ report on the financial statements for the years ended December 31, 2009 and 2008 and for the period from May 3, 2006 (date of inception) to December 31, 2009. which included an explanatory paragraph as to the Registrant’s ability to continue as a going concern.

Other than the going concern disclosure described above, the auditors’ report of Jewett Schwartz Wolfe & Associates on the financial statements of the Registrant for the years ended December 31, 2009 and 2008 and for the period from May 3, 2006 (date of inception) to December 31, 2009, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended December 31, 2009 and 2008 and for the period from May 3, 2006 (date of inception) to December 31, 2009, and through the date of the termination of Jewett Schwartz Wolfe & Associates  there have been no disagreements with Jewett Schwartz Wolfe & Associates(as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Jewett Schwartz Wolfe & Associates, would have caused them to make reference thereto in their report on financial statements for such years.

During the years ended December 31, 2009 and 2008 and for the period from May 3, 2006 (date of inception) to December 31, 2009, and through the date of the dismissal of Jewett Schwartz Wolfe & Associates, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Registrant provided Jewett Schwartz Wolfe & Associates with a copy of this Current Report on Form 8-K, and requested that Jewett Schwartz Wolfe & Associates furnish the Registrant with a letter addressed to the U.S. Securities and Exchange Commission stating whether Jewett Schwartz Wolfe & Associates agrees with the disclosure contained in this report, or, if not, stating the respects in which it does not agree.  The Registrant has received the requested letter from Jewett Schwartz Wolfe & Associates, and a copy of Jewett Schwartz Wolfe & Associates ’s letter is filed as Exhibit 16.1 to this Current Report on Form 8-K.

(b) New independent registered public accounting firm.

On March 10, 2011, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged GBH CPAs, PC as its independent registered public accounting firm to audit the Registrant’s financial statements for the fiscal year ending December 31, 2010 and to perform procedures related to the financial statements included in the Registrant’s annual and quarterly reports on Forms 10-K and 10-Q, beginning with the year ended December 31, 2010.

During the two fiscal years ended December 31, 2009 and 2008, and through the date of the engagement of GBH CPAs, PC, neither the Registrant nor anyone on its behalf has consulted with GBH CPAs, PC, regarding either:

(a)
The application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither was a written report provided to the Registrant nor was oral advice provided that GBH CPAs, PC, concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue; or

(b)	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)	We did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy when the acquisition of an operating company is completed.

2)	In conjunction with the lack of segregation of duties, we did not institute specific anti-fraud controls.

While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account. Management believes this exposure to fraudulent activity is not material either to the operations of the company or to the financial reporting; however, management has instituted Key Controls specifically designed to prevent and detect-on a timely basis-any potential loss due to fraudulent activity.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding Internal Control over Financial Reporting.  The Company's Internal Control over Financial Reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to the provisions of the Dodd-Frank Act that permit the Company to provide only management's report on Internal Control over Financial Reporting in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. Set forth below are the directors and officers of the Company as of March 2011.

Scott Landow	56	President and Chief Executive Officer, Director, Principle Accounting Officer

The chief executive officer and sole director and officer of the Company will hold office until additional members or officers are duly elected and qualified.  The background and principal occupations of the sole officer and director of the Company is as follows:

Scott D. Landow is our sole director, CEO and CFO since May, 2008.  In 2004, Mr. Landow co-founded the Company leveraging significant relationships in China & the U.S. to capitalize on proprietary opportunities in high growth segments of the healthcare industry.  He served as CEO and President until the  completion of Q2 2005.  In July 2005 Mr. Landow founded Bond Laboratories, Inc.,  a publicly traded company that manufacturers innovative nutritional supplements and beverages where he served as CEO until August of 2009 and remains Chairman of the board of directors .  From August 2000 through February 2005, Mr. Landow was President of Parentech Inc., an emerging medical device company for newborns and infants that he merged to become publicly traded.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2010 and 2009 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.   Scott Landow defers his entire salary and expense reimbursement

2010 and 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
Scott Landow Chairman	2009 2010	120,000 120,000		60,000	0 0	0 0	0 0	0	180,000 120,000

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Scott Landow	0	0	0	0	0	0	0	0	0

2009 and 2008 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Landow	2010	0	0	0	0
	2009	0	0	0	0

2010 and 2009 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow		0	0	0

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	0	0	0	0	0

2010 and 2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	0	0	0	0	0	0	0

2010 and 2009 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott Landow	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2010 and 2009 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott Landow	2010 2009	0 0	0 0	0 0	0 0	0 0

2010 and 2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Basic salary						-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table lists stock ownership of our Common Stock as of March 21, 2011, based on 96,937,045 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

WWFD, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	21,250,000 (1)	22%
Small World Traders, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	21,250,000 (1)	22%
Scott D Landow 777 S Hwy 101 Suite 215 Solana Beach, CA 92075	Common Stock	18,378,141(2)	19%
All Officers and Directors As a Group (1 persons)
(1) (2)

Mr. Landow controls.
Includes 100,000 shares of  SERIES A 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK held by Landow Revocable Trust which Mr. Landow controls.  Each share is convertible into one share of Common Stock.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

 DESCRIPTION OF SECURITIES

General
Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred A stock, par value $0.002.

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

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

SERIES A 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.002 PAR VALUE

Landow Revocable Trust	100,000 (1)	100%

(1)	Each share is convertible into one share of Common Stock and for voting purposes represents 500 shares of Common Stock.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

The Company is managed by its key shareholder.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2009 approximated $6,000.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal year 2009 and 2010 approximated $6,000 annually. The aggregate fees billed by GBH CPAs, PC for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2010 approximated $6,000.

Audit-Related Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2009 and for the three quarters ended September 30, 2010, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively. The aggregate fees billed by GBH CPAs, PC for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended, was $0.

Tax Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and for the three quarters ended September 30, 2010, were $0 and $0, respectively. The aggregate fees billed by GBH CPAs, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2010, was $0.

All Other Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2009 and for the three quarters ended September 30, 2010 were $0 and $0, respectively.  The aggregate fees billed by GBH CPAs, PC for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal year ended December 31, 2010, was $0.

The Board has received and reviewed the written disclosures and the independence letter from its the independent registered public accounting firm as required by standards and regulations, and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved all services provided by its independent registered public accounting firm.

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

Registrant Date: April 15, 2011	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chief Executive Officer (Principle Executive Officer), President, Sole Board Member (Principle Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2011	By: /s/ Scott Landow
Scott Landow
Chairman