Form 10-Q
period 2011-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2011-05-16
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
For the transition period from N/A to N/A
____________________

Commission File No. 0-51697
____________________

Bridgetech Holdings International, Inc.
(Name of small business issuer as specified in its charter)

Delaware	21-1992090
State of Incorporation	IRS Employer Identification No.

777 South Highway 101, Suite 215, Solana Beach, CA  92075
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common stock, $0.001 par value	96,937,044

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2011

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature, except for the restatement adjustments included herein (see NOTE 2 – RESTATEMENT FOR CORRECTION OF AN ERROR).  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

BRIDGETECH HOLDINGS INTERNATIONAL, INC. (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
ASSETS:	2011	2010

CURRENT ASSETS
Cash	$-	$-
Prepaid expense	-	-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,067,265	1,067,265
Accrued liabilities	799,921	889,921
Accounts payable - related party	769,724	1,265,391
Accrued interest	1,204,998	1,098,379
Notes payable - related parties	561,511	561,511
Notes payable	5,380,265	5,380,265
Total current liabilities	9,783,684	10,262,732

Total liabilities	9,783,684	10,262,732

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.002 par value
10,000,000 shares authorized, 100,000 issued and oustanding
on March 31, 2011 and December 31, 2010, respectively	200	200
Common stock, $0.001 par value, 100,000,000 shares authorized;
96,937,044 and 70,852,030 issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively	96,937	70,852
Additional paid-in capital	49,945,366	49,097,602
Accumulated deficit - re-entered development stage January 1, 2009	(1,496,482)	(1,101,681)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(9,783,684)	(10,262,732)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH MARCH 31, 2011 (Unaudited)
			For the Period
	March 31,		from January 1, 2009 Through March 31,
	2011	2010	2011
		Restated	Restated
OPERATING EXPENSES:
General and administrative expenses	$288,182	$30,000	$588,182
Total operating expenses	288,182	30,000	588,182
OPERATING LOSS	288,182	30,000	588,182

OTHER EXPENSE
Interest expense	106,619	106,619	908,300
TOTAL OTHER EXPENSE	106,619	106,619	908,300

NET LOSS	$(394,801)	$(136,619)	$(1,496,482)

Basic and diluted:

NET LOSS PER SHARE	$-	$-

Weighted average of number of shares outstanding	94,328,543	70,852,030

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE ) THROUGH MARCH 31, 2011 (Unaudited)
			For the Period
	March 31,		from January 1, 2009 Through March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated	Restated

Net Loss	$(394,801)	$(136,619)	$(1,496,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	258,182	-	298,182
Changes in assets and liabilities:
Accounts payables	-	-	-
Accrued liabilities	30,000	30,000	150,000
Accrued payable - related party	-	-	140,000
Accrued interest	106,619	106,619	908,300
Net cash used in operating activities	-	-	-

INCREASE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock issued for payment of accrued liabilities	$615,668	$-	$615,668

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Bridgetech Holdings International, Inc. was a company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. We are no longer in this business. The entity that is the original predecessor of the Company was originally incorporated in Delaware on June 4, 1991. As of January 1, 2009, the Company ceased operations of its medical imaging business and has discontinued operations of all of its business activity including those of its subsidiaries, Retail Pilot, International MedLink, Inc. and Clarity Imaging International, Inc. As a result of discontinuing all of its previous operations, the Company re-entered the development stage effective January 1, 2009. The Company currently has no operations. As of the date hereof, we have not been successful in any of our prior business operations.

In 2006, Bridgetech formed Bridgetech Medical Technologies Research & Development Ltd. (“BMT”), in conjunction with the University of Hong Kong (“CUHK”).  Bridgetech Medical Technologies Research & Development Ltd. is an entity that is operating to provide clinical trial services.  Bridgetech acquired a 51 percent ownership in BMT. The corporate entity was sold in 2008.

The consolidated financial statements of Bridgetech Holdings International, Inc. include the accounts of its wholly-owned subsidiaries, Retail Pilot, Inc. D/B/A Healthcare Pilot (“Retail”), and International MedLink, Inc. (“MedLink”), and a 67% owned subsidiary, Amcare. None of the Company’s subsidiaries have operations and are failed ventures and discontinued operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit and has not generated revenues since it re-entered the development stage on January 1, 2009. During the three months ended March 31, 2011 the Company incurred a net loss of $394,801 and at March 31, 2011 has a total accumulated deficit of $59,826,187.  We are currently in default on all of our debt and lack the financial resources to repay it.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – RESTATEMENT FOR CORRECTION OF AN ERROR

The Company has restated its previously issued March 31, 2010 consolidated financial statements for matters related to the following previously reported items: accounts payable, account payable-related party, accrued interest, note payable-related parties, notes payable and the related interest expense. The accompanying consolidated financial statements for March 31, 2010 have been restated to reflect the corrections.

The following is a summary of the restatements for March 31, 2010:

Decrease in accounts payable for a reclassification of amounts to accounts payable – related party	$1,125,392
Increase in accrued interest and accrued liabilities due to accrual of interest expense of $481,824 and accrued salaries of $30,000, a reclassification from note payable of $296,698, and a $140,000 reclassification from note payable-related party	948,522
Increase in accumulated deficit due to accrual of interest expense of $481,824 and accrued salaries of $30,000.	511,824

The effect on the Company's previously issued March 31, 2010 consolidated financial statements is summarized as follows:

Balance Sheet as of March 31, 2010:
	Previously Reported	Increase (Decrease)	Restated
Current Assets	$-	$-	$-
Total Assets	$-	$-	$-
Current Liabilities	$9,341,051	$ 511,824_	$9,852,875
Total Liabilities	9,341,051	511,824	9,852,875
Stockholders’ Deficit:
Accumulated Deficit— re-entered development stage	-	(691,824)	(691,824)
Accumulated Deficit	(58,509,705)	180,000	(58,329,705)
Total Stockholders’ Deficit	$(9,341,051)	(511,824)	$(9,852,875)

Statement of Operations for the Three Months Ended March 31, 2010:
	Previously Reported	Increase	Restated
General and Administrative Expenses	$-	$30,000	$30,000
Loss from Operations	-	-
Interest Expense	-	106,619	106,619
Net Loss	$-	$(136,619)	$(136,619)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

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

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized in the future.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2011 the Company did not record any liabilities for uncertain tax positions.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because the effects of the additional securities, which as of March 31, 2011, consist of outstanding warrants, as a result of the net loss, would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, related party payables and notes payable, approximate fair value due to their short term maturities.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, have had or would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – EQUITY

Share Based Compensation

On January 9, 2011, the Company granted 18,733,758 common shares valued at $627,581, based on the quoted market price on the date of grant, to the Company’s president in satisfaction of accrued but unpaid employment compensation and accounts payable for expenses paid by the Company’s president on behalf of the Company.

On January 9, 2011, the Company granted 3,675,628 common shares valued at $123,134, based on quoted market price on the date of grant for consulting services rendered.

On January 9, 2011, the Company granted 3,675,628 common shares valued at $123,134, based on the quoted market price on the date of grant for legal services rendered.

Warrants

The Company has the following warrants outstanding and exercisable as of March 31, 2011.
Date issued	Warrants Issued	Exercise Price	Expire
December 23, 2006	240,000	1.50	None

Warrants for 200,000 common shares issued April 27, 2007 with an exercise price of $1.00 expired, unexercised, on April 27, 2011. The outstanding warrants at March 31, 2011 have no intrinsic value.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these consolidated financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business., The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

From its acquisition of Parentech, Inc. until the end of 2004, the Company’s primary business was designing; developing and marketing products intended to enhance the well-being of infants.  This business, however, generated only minimal revenues and could not support the Company’s ongoing operations. By the end of 2004, the Company had begun to wind down its operations.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of any acquisition transaction, resign and be replaced by one or more new officers and directors.

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

Our management is currently in discussions with two potential merger candidates with companies in the following categories/ industries: (i) clean water technology and (ii) on line distribution of unique/differentiable dietary supplements.

THERE CAN BE NO ASSURANCES THAT NEGOTIATIONS WITH ANY PROSPECTIVE BUSINESS, INCLUDING BUT NOT LIMITED TO THE ENTITIES DISCUSSED ABOVE, WILL RESULT IN A MERGER WITH OUR COMPANY OR THAT SUCH MERGER WILL RESULT IN PROFITABILITY.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

We currently have no operating activities.  As of January 1, 2009, we ceased operations of our medical imaging business and have discontinued the prior operations of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.

General and administrative expenses (“G&A”) totaled $288,182 in 2011, compared to $30,000 in 2010. G&A costs in 2011 and 2010 include the accrued salary of our sole officer and director totaling $30,000. G&A costs in 2011 also include legal and professional fees of approximately $258,000.

Interest Expense was $106,619 in both 2011 and 2010. Interest Expense includes accrued and unpaid interest  on our debt with principal balances totaling approximately $5.4 million.

LIQUIDITY AND CAPITAL RESOURCES

 We currently have an accumulated deficit of approximately $59 million, current assets of $0 and current liabilities of approximately $10 million. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

We do not presently generate any revenue to fund the planned development of our business. In order to develop our business plan, we will require funds for working capital.  We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt our future interest expense will increase. We are currently in default on all of our outstanding debt to unrelated third parties and have been unable to raise the capital to pay such notes. Should the debt holders call their notes, we would be unable to pay them.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit and has not generated revenues since it re-entered the development stage on January 1, 2009. During the three months ended March 31, 2011the Company incurred a net loss of $394,801 and at March 31, 2011 has an accumulated deficit of $59,826,187.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three month period ended March 31, 2011.

ITEM 4.     CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and Principal Accounting Officer concluded as of March 31, 2011, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2010.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. - RISK FACTORS

Not required for smaller reporting companies.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On January 9, 2011, the Company granted 18,733,758 common shares to the Company’s president in satisfaction of accrued but unpaid employment compensation and accounts payable to the Company’s president for expenses paid by the Company’s president on behalf of the Company.

On January 9, 2011, the Company granted 3,675,628 common shares for consulting services rendered.

On January 9, 2011, the Company granted 3,675,628 common shares for legal services rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended March 31, 2011.

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

Registrant Date: May 16, 2011	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)