Form 10-Q
period 2011-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2011-08-19
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

 ☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 000-51697

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011
Common stock, $0.001 par value	96,937,044

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

CERTIFICATIONS

Exhibit 31 – Management certification	16-17
Exhibit 32 – Sarbanes-Oxley Act	18-19

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature, except for the restatement adjustments included herein (see Note 2 – Restatement for Correction of an Error).  Operating results for the Three and Six Months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS:
CURRENT ASSETS
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,073,689	$1,067,265
Accrued liabilities	829,921	889,921
Accounts payable - related party	831,039	1,265,392
Accrued interest	1,311,617	1,098,379
Note payable affiliate	561,511	561,511
Notes payable - current	5,380,265	5,380,265
Total current liabilities	9,988,042	10,262,732

Total liabilities	9,988,042	10,262,732

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.0002 par value
10,000,000 shares authorized, 100,000 issued and outstanding
on June 30, 2011 and December 31, 2010, respectively	200	200
Common stock, $.0001 par value, 100,000,000 shares authorized; 96,937,044 and
70,852,030 issued and outstanding on June 30, 2011 and December 31, 2010, respectively	96,937	70,852
Additional paid-in capital	49,945,366	49,097,602
Accumulated deficit - re-entered development stage January 1, 2009	(1,700,841)	(1,101,681)
Accumulated deficit	(58,329,704)	(58,329,705)
Total stockholders' deficit	(9,988,042)	(10,262,732)

LIABILITIES AND STOCKHOLDERS' DEFICIT:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH JUNE 30, 2011

					For the Period
	Three months ended		Six months ended		from January 1, 2009
	2011	2010	2011	2010	through June 30, 2011
		Restated		Restated
REVENUES:
Revenues	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	95,940	30,000	385,922	60,000	$685,922
Total operating expenses	95,940	30,000	385,922	60,000	685,922
OPERATING LOSS	(95,940)	(30,000)	(385,922)	(60,000)	(685,922)

OTHER (INCOME) EXPENSE:
Interest expense	106,619	106,619	213,238	213,238	1,014,919
TOTAL OTHER (INCOME) EXPENSE	106,619	106,619	213,238	213,238	1,014,919

NET LOSS	$(202,559)	$(136,619)	$(599,160)	$(273,238)	$(1,700,841)

NET LOSS PER SHARE:

Basic and Diluted:	$(0.002)	$(0.002)	$(0.006)	$(0.004)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic and Diluted:	96,937,044	70,852,030	95,639,999	70,852,030

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH JUNE 30, 2011
			For the Period
			from January 1, 2009
	2011	2010	through June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(599,160)	$(273,238)	$(1,700,841)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Common stock issued for services	258,182	-	298,182
Changes in operating assets and liabilities:
Accounts payables	6,424	-	6,424
Accrued liabilities	60,000	60,000	180,000
Accounts payables - related party	61,315	-	201,315
Accrued interest	213,238	213,238	1,014,920
Net cash used in operating activities	$-	$-	$-

INCREASE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued liabilities	$615,667	$-	$615,667

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Bridgetech Holdings International, Inc. was a company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. We are no longer in this business. The entity that is the original predecessor of the Company was originally incorporated in Delaware on June 4, 1991. As of January 1, 2009, the Company ceased operations of its medical imaging business and has discontinued operations of all of the its business activity including those of its wholly-owned subsidiaries, Parentech, Inc., Retail Pilot, Inc.,  International MedLink, Inc., and Clarity Imaging International, Inc. As a result of discontinuing all of its previous operations, the Company re-entered the development stage effective January 1, 2009. The Company currently has no operations. As of the date hereof, we have not been successful in any of our prior business operations.

The consolidated financial statements of Bridgetech Holdings International, Inc. include the accounts of its wholly-owned subsidiaries, Parentech, Inc., Retail Pilot, Inc. D/B/A Healthcare Pilot (“Retail”), and International MedLink, Inc. (“MedLink”), Clarity Imaging and a 67% owned subsidiary, Amcare. None of the Company’s subsidiaries have current operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since it re-entered the development stage on January 1, 2009. During the six months ended June 30, 2011, the Company incurred a net loss of $599,160 and at June 30, 2011 has an accumulated deficit of $60,030,545.  Additionally, on July 6, 2011, the Company filed for bankruptcy and proceeding is pending in the Southern District of California.  The accompanying financial statements due not include any adjustments related to the bankruptcy filing.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company is dependent upon funds from private investors and the support of certain stockholders. Management is proposing to reorganize the Company in bankruptcy and, once the Company emerges from bankruptcy, raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in reorganizing or emerging from bankruptcy or in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – RESTATEMENT FOR CORRECTION OF AN ERROR

The Company has restated its previously issued June 30, 2010 consolidated financial statements for matters related to the following previously reported items: accounts payable, account payable-related party, accrued interest, note payable-related parties, notes payable and the related interest expense. The accompanying financial statements for June 30, 2010 have been restated to reflect the corrections.

The following is a summary of the restatements for June 30, 2010:

Decrease in accounts payable for a reclassification to accounts payable – related party	$1,125,392
Increase in accrued interest due to: (1) accrual of additional interest expense of $588,443, (2) a reclassification from note payable to accrued interest of $296,698, and (3) a $140,000 reclassification from note payable - related party to accrued interest	$1,025,141
Increase in accrued liabilities due to accrual of salaries of $60,000	$60,000
Increase in accumulated deficit due to accrual of interest expense of $588,443 and salaries of $60,000.	$648,443

The effect on the Company's previously issued June 30, 2010 financial statements is summarized as follows:

Balance Sheet as of June 30, 2010:
	Previously Reported	Increase (Decrease)	Restated
Current Assets	$-	$-	$-
Total Assets	$-	$-	$-
Current Liabilities	$9,341,051	$648,443	$9,989,494
Total Liabilities	9,341,051	648,443	9,989,494
Stockholders’ Deficit:
Accumulated Deficit— re-entered development stage	-	(828,443)	(828,443)
Accumulated Deficit	(58,509,705)	180,000	(58,329,705)
Total Stockholders’ Deficit	$(9,341,051)	(648,443)	$(9,989,494)

Statement of Operations for the Six Months Ended June 30, 2010:
	Previously Reported	Increase	Restated
General and Administrative Expenses	$-	$60,000	$60,000
Loss from Operations	-	-
Interest Expense	-	213,238	213,238
Net Loss	$-	$(273,238)	$(273,238)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Bridgetech Holdings International, Inc., Parentech, Inc., Retail Pilot, Inc. D/B/A Healthcare Pilot, International MedLink, Inc., Amcare and Clarity International, Inc. All significant intercompany transactions have been eliminated.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740") contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011 the Company did not record any liabilities for uncertain tax positions.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share for all periods presented because the effects of the additional securities, a result of the net loss, would be anti-dilutive.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentations.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – EQUITY

Share Based Compensation

On January 9, 2011, the Company granted 18,378,141 common shares to the Company’s President in satisfaction of accrued but unpaid employment compensation, and 355,617 common shares to Small World Traders, LLC, (of which the President is a member but disclaims direct or indirect beneficial ownership or control) for expenses paid by Small World Traders, LLC, on behalf of the Company. The number of shares issued was computed at $.0163/share by the Company based  on the greater of the Average Weighted Price for December 2010, $.0163/share; the Average Price for December 2010, $.006/share; and the Average Price over the period of compensation, (1/2009 - 12/2010), $.0041/share. Using quoted market prices, on the date of grant, $.0334/share, they are valued at $615,667 and $11,913 respectively. The shares last traded at $.003 on 7/28/2011.

On January 9, 2011, the Company granted 3,675,628 common shares to an outside consultant for accounting and financial services rendered. The number of shares issued was computed at $.0163/share by the Company based  on the greater of the Average Weighted Price for December 2010, $.0163/share; the Average Price for December 2010, $.006/share; and the Average Price over the period of compensation, (1/2009 - 12/2010), $.0041/share. Using quoted market prices, on the date of grant, $.0334/share, they are valued at $123,134. The shares last traded at $.003 on 7/28/2011.

On January 9, 2011, the Company granted 3,675,628 common shares to a consultant for legal services rendered. The number of shares issued was computed at $.0163/share by the Company based  on the greater of the Average Weighted Price for December 2010, $.0163/share; the Average Price for December 2010, $.006/share; and the Average Price over the period of compensation, (1/2009 - 12/2010), $.0041/share. Using quoted market prices, on the date of grant, $.0334/share, they are valued at $123,134. The shares last traded at $.003 on 7/28/2011.

Warrants

The Company has the following warrants outstanding and exercisable as of June 30, 2011.

Date issued	Warrants	Exercise
	Issued	Price	Expire
December 23, 2006	240,000	1.50	None

Warrants for 200,000 common shares issued April 27, 2007 with an exercise price of $1.00 expired, unexercised, on April 27, 2011. The outstanding warrants at June 30, 2011 have no intrinsic value and no expiration date.

NOTE 5 – SUBSEQUENT EVENTS

The Company filed for Chapter 11 Bankruptcy on July 6, 2011 and the proceeding is pending in the Southern District of California, Case # 11-11264-PB11.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

*  *  *  *  *  *

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

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this annual report, “we”, “us”, “our”, “Bridgetech”, “Bridgetech Holdings” “Company” or “our company” refers to Bridgetech Holdings International, Inc. and all of its subsidiaries.

Overview

Our company, Bridgetech Holdings International, Inc., was a company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. We are no longer in this business.

Corporate History

The entity that is the original predecessor of our company was originally incorporated in Delaware on June 4, 1991. From 1991 through 2002, this predecessor, which was originally named “Huggie Heart, Inc.,” engaged in several different businesses, a merger and several similar corporate transactions, and changed its name several times. In November 2002, this entity acquired Parentech, Inc., a Delaware corporation, and changed its name to “Parentech, Inc.”

From its acquisition of Parentech, Inc. until the end of 2004, our primary business was designing, developing, and marketing products intended to enhance the well-being of infants.  This business, however, generated only minimal revenues and could not support our ongoing operations.

On January 10, 2005, Herbert Wong and Scott Landow formed Bridgetech Holdings International, Inc. under the laws of the State of Florida (“Old Bridgetech”). Old Bridgetech, which was privately-held, was formed to facilitate the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations.

In February 2005, we entered into a transaction with Old Bridgetech whereby we issued 1,673,438 shares of our common stock to the shareholders of Old Bridgetech in exchange for all of the outstanding stock of Old Bridgetech. In connection with this transaction, we changed our name to “Bridgetech Holdings International, Inc.”

We are not actively developing this business and have ceased operations of all other businesses conducted by Parentech, Inc. prior to the transaction with Old Bridgetech.

As of January 1, 2009, we ceased operations of our medical imaging business and have discontinued operations of all of our business activities including of Parentech, Inc., Retail Pilot, Inc., International MedLink, Inc., Amcare and Clarity Imaging International, Inc.

We are now an entity with no operations. As of the date hereof, we have not been successful in any of our prior business operations.

Historically, we were able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

Our management has been analyzing the various alternatives available to us to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities that wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The Company filed a Chapter 11 Bankruptcy on July 6, 2011 and proceeding is pending in the Southern District of California Case # 11-11264-11.

THERE CAN BE NO ASSURANCES THAT NEGOTIATIONS WITH ANY PROSPECTIVE BUSINESS, INCLUDING BUT NOT LIMITED TO THE ENTITIES DISCUSSED ABOVE, WILL RESULT IN A MERGER WITH OUR COMPANY OR THAT SUCH MERGER WILL RESULT IN PROFITABILITY.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011, Compared to Three and Six Months Ended June 30, 2010

We currently have no operating activities.  As of January 1, 2009, we ceased operations of our medical imaging business and have discontinued the prior operations of Parentech, Inc., Retail Pilot, Inc., MedLink International, Inc. Amcare and Clarity Imaging International, Inc.

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish the Company going forward.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

General and administrative expenses (“G&A”) totaled $385,922 for the six months ended June 30, 2011, compared to $60,000 in the 2010 period. G&A costs in 2011 and 2010 include the accrued salary of our sole officer and director totaling $60,000. G&A costs in 2011 also include legal and professional fees of approximately $258,000.

Interest expense was $213,238 for both 2011 and 2010. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $5.4 million.

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

General and administrative expenses (“G&A”) totaled $95,940 for the three months ended June 30, 2011, compared to $30,000 in the 2010 period. G&A costs in 2011 and 2010 include the accrued salary of our sole officer and director totaling $30,000. G&A costs in 2011 also include legal and professional fees of approximately $66,000.

Interest expense was $106,619 for both 2011 and 2010. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $5.4 million.

LIQUIDITY AND CAPITAL RESOURCES

We currently have an accumulated deficit of approximately $60 million, current assets of $0, and current liabilities of approximately $10 million. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them. The total principal and interest from unpaid debt to unrelated third parties is approximately $7 million.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we re-entered the development stage on January 1, 2009. During the six months ended June 30, 201, we incurred a net loss of $599,160 and at June 30, 2011 have an accumulated deficit of $60,030,545.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company filed a Chapter 11 Bankruptcy on July 6, 2011 and proceeding is pending in the Southern District of California Case # 11-11264-11.

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

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the six month period ended June 30, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of June 30, 2011, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2010.

b)  Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a Chapter 11 Bankruptcy on July 6, 2011 and proceeding is pending in the Southern District of California Case # 11-11264-11.

ITEM 1A. - RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On January 9, 2011, the Company granted 18,378,141 common shares valued at $615,667 using quoted market prices on the date of grant to the Company’s President in satisfaction of accrued but unpaid employment compensation, and 355,617 common shares valued at $11,913 using quoted market prices on the date of grant to Small World Traders, LLC,  (of which the President is a member but disclaims direct or indirect beneficial ownership or control) for expenses paid by  Small World Traders, LLC, on behalf of the Company.

On January 9, 2011, the Company granted 3,675,628 common shares for consulting services rendered.

On January 9, 2011, the Company granted 3,675,628 common shares for legal services rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended June 30, 2011.

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

Registrant Date: August 19, 2011	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)