Form 10-Q
period 2011-09-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2011-11-15
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Common stock, $0.001 par value	96,937,044

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature, except for the restatement adjustments included herein (see Note 2 – Restatement for Correction of an Error).  Operating results for the Three and Nine Months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS:

CURRENT ASSETS
Cash	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$-	$1,067,265
Accrued liabilities	-	889,921
Accounts payable - related party	-	1,265,392
Accrued interest	-	1,098,379
Note payable affiliate	-	561,511
Notes payable - current	-	5,380,265
Total current liabilities	-	10,262,733

Liabilities subject to compromise	10,020,542	-
Total liabilities	10,020,542	10,262,733

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.0002 par value 10,000,000 shares authorized, 100,000 issued and outstandingon September 30, 2011 and December 31, 2010	200	200
Common stock, $0.0001 par value, 100,000,000 shares authorized; 96,937,044 and 70,852,030 issued and outstanding on September 30, 2011 and December 31, 2010, respectively	96,937	70,852
Additional paid-in capital	49,945,366	49,097,602
Accumulated deficit - re-entered development stage January 1, 2009	(1,733,339)	(1,101,681)
Accumulated deficit	(58,329,706)	(58,329,706)
Total stockholders' deficit	(10,020,542)	(10,262,733)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from January 1, 2009 through September 30, 2011
	2011	2010	2011	2010
		Restated		Restated
REVENUES:
Revenues	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	32,500	30,000	418,420	90,000	$718,420
Total operating expenses	32,500	30,000	418,420	90,000	718,420
OPERATING LOSS	(32,500)	(30,000)	(418,420)	(90,000)	(718,420)

OTHER (INCOME) EXPENSE:
Interest expense	-	106,349	213,238	319,587	1,014,919
TOTAL OTHER (INCOME) EXPENSE	-	106,349	213,238	319,587	1,014,919

LOSS BEFORE REORGANIZATION ITEMS	(32,500)	(136,349)	(631,658)	(409,587)	(1,733,339)
Reorganization items	-	-	-	-	-
NET LOSS	$(32,500)	$(136,349)	$(631,658)	$(409,587)	$(1,733,339)

NET LOSS PER SHARE:

Basic and Diluted:	$(0.000)	$(0.002)	$(0.007)	$(0.006)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic and Diluted:	96,937,044	70,852,030	96,077,098	70,852,030

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended September 30,		For the Period from January 1, 2009 through September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(631,658)	$(409,587)	$(1,733,339)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued for services	258,182	-	298,180
Changes in assets and liabilities:
Accounts payables	8,924	-	8,924
Accrued liabilities	90,000	90,000	210,000
Accounts payables - related party	61,315	-	201,315
Accrued interest	213,237	319,587	1,014,920
Net cash used in operating activities	-	-	-

INCREASE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued liabilities	$615,667	$-	$615,667

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since it re-entered the development stage on January 1, 2009. During the nine months ended September 30, 2011, the Company incurred a net loss of $631,658 and at September 30, 2011 has a total accumulated deficit of $60,063,045.

Bankruptcy Filing

On July 6, 2011, our Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), which are being jointly administered under Case # 11-11264-PB11.   Management's decision to initiate the Bankruptcy Filing was in response to, among other things, our Company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our Company’s debtors, was negatively impacting our Company’s ability to implement any turnaround strategy.

We are currently operating as debtors-in-possession pursuant to the Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (ii) to reduce debt and other liabilities through the bankruptcy process; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

Our Company was required to apply the FASB’s provisions of Reorganizations effective on July 6, 2011, which is applicable to companies in chapter 11, which generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy Filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the Consolidated Statements of Operations beginning with the period ended September 30, 2011. The balance sheet must distinguish pre-Bankruptcy Filing liabilities subject to compromise from both those pre-Bankruptcy Filing liabilities that are not subject to compromise and from post-Bankruptcy Filing liabilities.  As discussed in Note 5 - Indebtedness and Other Financial Liabilities, currently the Notes in default totaling $5,380,265 have priority over the unsecured creditors of our Company. Based upon the uncertainty surrounding the ultimate treatment of the Notes in our reorganization plan, including the potential that these Notes may be impaired, these Notes are classified as “Liabilities subject to compromise” in our Balance Sheets.  Our Company continues to evaluate creditors' claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. In addition, cash used in reorganization items must be disclosed separately in our Consolidated Statements of Cash Flows.

NOTE 2 – RESTATEMENT FOR CORRECTION OF AN ERROR

The Company has restated its previously issued September 30, 2010 financial statements for matters related to the following previously reported items: accounts payable, account payable-related party, accrued interest, note payable-related parties, notes payable and the related interest expense. The accompanying financial statements for September 30, 2010 have been restated to reflect the corrections.

The following is a summary of the restatements for September 30, 2010:

Decrease in accounts payable for a reclassification to accounts payable – related party	$1,125,392
Increase in accrued interest due to: (1) accrual of additional interest expense of $695,062, (2) a reclassification from note payable to accrued interest of $296,698, and (3) a $140,000 reclassification from note payable - related party to accrued interest	$1,131,760
Increase in accrued liabilities due to accrual of salaries of $90,000	$90,000
Increase in accumulated deficit due to accrual of interest expense of $695,062 and salaries of $90,000.	$785,062

The effect on the Company's previously issued September 30, 2010 financial statements is summarized as follows:

Balance Sheet as of September 30, 2010:
	Previously Reported	Increase (Decrease)	Restated
Current Assets	$-	$-	$-
Total Assets	$-	$-	$-
Current Liabilities	$9,341,051	$785,062	$10,126,113
Total Liabilities	9,341,051	785,062	10,126,113
Stockholders’ Deficit:
Accumulated Deficit— re-entered development stage	-	(965,062)	(965,062)
Accumulated Deficit	(58,509,705)	180,000	(58,329,705)
Total Stockholders’ Deficit	$(9,341,051)	(785,062)	$(10,126,113)

Statement of Operations for the Nine Months Ended September 30, 2010:
	Previously Reported	Increase	Restated
General and Administrative Expenses	$-	$90,000	$90,000
Loss from Operations	-	-
Interest Expense	-	319,857	319,857
Net Loss	$-	$(409,857)	$(409,857)

Statement of Operations for the Three Months Ended September 30, 2010:
	Previously Reported	Increase	Restated
General and Administrative Expenses	$-	$30,000	$30,000
Loss from Operations	-	-
Interest Expense	-	106,349	106,349
Net Loss	$-	$(136,349)	$(136,349)

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

ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740") contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2011 the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 – EQUITY

Share Based Compensation

On January 9, 2011, the Company granted 18,378,141 common shares to the Company’s President in satisfaction of accrued but unpaid employment compensation, and 355,617 common shares to Small World Traders, LLC, (of which the President is a member but disclaims direct or indirect beneficial ownership or control) for expenses paid by Small World Traders, LLC, on behalf of the Company. The number of shares issued was computed at $0.0163 per share by the Company based on the greater of the Average Weighted Price for December 2010, $0.0163 per share; the Average Price for December 2010, $0.006 pershare; and the Average Price over the period of compensation, (January 2009 – December 2010), $0.0041 per share. Using quoted market prices, on the date of grant, $0.0334 per share, they are valued at $615,667 and $11,913 respectively. The shares last traded at $0.003 per share on July 28, 2011.

On January 9, 2011, the Company granted 3,675,628 common shares to an outside consultant for accounting and financial services rendered. The number of shares issued was computed at $0.0163 per share by the Company based on the greater of the Average Weighted Price for December 2010, $0.0163per share; the Average Price for December 2010, $0.006 per share; and the Average Price over the period of compensation, (January 2009 – December 2010), $0.0041 per share. Using quoted market prices, on the date of grant, $0.0334 per share, they are valued at $123,134. The shares last traded at $0.003 per share on July 28, 2011.

On January 9, 2011, the Company granted 3,675,628 common shares to a consultant for legal services rendered. The number of shares issued was computed at $0.0163 per share by the Company based on the greater of the Average Weighted Price for December 2010, $0.0163 per share; the Average Price for December 2010, $0.006 per share; and the Average Price over the period of compensation, (January 2009 – December 2010), $0.0041 per share. Using quoted market prices, on the date of grant, $0.0334 per share, they are valued at $123,134. The shares last traded at $0.003 per share on July 28, 2011.

Warrants

The Company has the following warrants outstanding and exercisable as of September 30, 2011.

Date issued	Warrants	Exercise
	Issued	Price	Expire
December 23, 2006	240,000	1.50	None

Warrants for 200,000 common shares issued April 27, 2007 with an exercise price of $1.00 expired, unexercised, on April 27, 2011. The outstanding warrants at September 30, 2011 have no intrinsic value and no expiration date.

NOTE 5 – INDEBTEDNESS AND OTHER FINANCIAL LIABILITIES

Our debt obligations at September 30, 2011:

At
September 30, 2011
Indebtedness
Prior to	Amounts
Financial	Classified as
Statement	Subject to
Classification	Compromise (1)	Indebtedness
Accrued liabilities – related party	$831,039	$(831,039)	$
8% Notes, in default	5,330,265	(5,330,265)	-
0% Notes, in default	50,000	(50,000)	-
Accrued Interest	1,311,617	(1,311,617)	-
Related party notes	561,511	(561,511)	-
Other liabilities	1,936,110	(1,936,110)	-
Subtotal	10,020,542	(10,020,542)	-
Less current portion of long-term debt	(10,020,542)	10,020,542	-	-
Long-term debt	$-	$-	-	$-

(1) Refer to Note 6 – Liabilities subject to compromise for additional information.

With the July 6, 2011, Bankruptcy Filing, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.

NOTE 6 – LIABILITIES SUBJECT TO COMPROMISE

As a result of the Bankruptcy Filing, the payment of pre-petition indebtedness is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Bankruptcy Filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtor authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of our Company’s businesses and assets. Among other things, the Bankruptcy Court authorized us to pay certain pre-petition claims relating to wages and benefits and professional fees.

We have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with respect to our operations, with the approval of the Bankruptcy Court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as “Liabilities subject to compromise” in our Consolidated Balance Sheets. We previously notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against our Company must be filed if the claimants disagree with the amounts included in our schedule of assets and liabilities filed with the Bankruptcy Court and wish to receive any distribution in the Bankruptcy Filing.   Thus far, claimants filed 5 claims against our Company, asserting $546,296.75 worth of liabilities.  Our Company and our retained professionals are continuing to review and analyze the proofs of claim submitted by claimants and will investigate any material differences between these claims and liability amounts estimated by our Company. If necessary, in the event of a claims dispute, the Bankruptcy Court will make a final determination whether such claims should be allowed and, if so, the appropriate amount of such allowed claims. The ultimate amount of such liabilities is not determinable at this time.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  The amounts currently classified as “Liabilities subject to compromise” may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.  We expect that certain amounts currently classified as “Liabilities subject to compromise” may in fact be paid in the ordinary course as they come due.  Any resulting changes in classification will be reflected in subsequent financial statements.

Liabilities subject to compromise consist of the following:
At
September 30, 2011
Accounts payable	$1,073,689
Accounts payable – related party	831,039
Accrued salaries, wages, and benefits	90,000
Accrued audit, legal and other	2,500
Accrued interest	1,311,617
Other accruals	769,921
8% Notes, in default	5,330,265
Related Party Promissory Note	561,511
0% Note, in default	50,000
Total liabilities subject to compromise	$10,020,542

NOTE 7 – SUBSEQUENT EVENTS

On October 26, 2011, the Board of Directors approved a one for two hundred reverse split of the Company’s common stock.  As of the date of this filing, the reverse split had not been effectuated.

The Company evaluated subsequent events through the date these financial statements were issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This discussion may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available.  We assume no obligation to update this information.  These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, including, but not limited to: the ability of the Debtors to continue as going concerns; the ability of the Debtors to obtain Bankruptcy Court approval with respect to motions in the chapter 11 cases; the ability of the Debtors to prosecute, develop and consummate one or more plans of reorganization with respect to the chapter 11 cases; the effects of the Bankruptcy Filing on the Debtors and the interests of various creditors, equity holders and other constituents; Bankruptcy Court rulings in the chapter 11 cases and the outcome of the cases in general; the length of time the Debtors will operate under the chapter 11 cases; risks associated with third-party motions in the chapter 11 cases, which may interfere with the ability of the Debtors to develop and consummate one or more plans of reorganization once such plans are developed; the potential adverse effects of the chapter 11 proceedings on the Debtors’ liquidity or results of operations; the ability to execute Debtors’ business and restructuring plan and to timely and effectively implement the turnaround strategy; increased legal costs related to the Bankruptcy Filing and other litigation; the costs and other effects of lawsuits and administrative proceedings; changes in the capital markets which may affect our cost of capital or the ability to access capital; regulatory compliance.  Refer to Risk Factors included in this quarterly report. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

On July 6, 2011, our Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), which are being jointly administered under Case # 11-11264-PB11.   Management's decision to initiate the Bankruptcy Filing was in response to, among other things, our company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our company’s debtors, was negatively impacting our Company’s ability to implement any turnaround strategy.

The Bankruptcy Filing provides our Company with the breathing room and the tools available under the Bankruptcy Code to implement our comprehensive financial and operational restructuring. We remain committed to implementing our turnaround strategy while maintain our company during the chapter 11 restructuring process. However, there can be no assurance regarding these matters. There can be no assurance that our operational and financial turnaround strategy will be successful or that the DIP Lenders or the Bankruptcy Court will approve the plan ultimately proposed by our company and under such circumstances we could be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies. The uncertainty regarding these matters raises substantial doubt about our company’s ability to continue as a going concern.

THERE CAN BE NO ASSURANCES THAT NEGOTIATIONS WITH ANY PROSPECTIVE BUSINESS, INCLUDING BUT NOT LIMITED TO THE ENTITIES DISCUSSED ABOVE, WILL RESULT IN A MERGER WITH OUR COMPANY OR THAT SUCH MERGER WILL RESULT IN PROFITABILITY.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011, Compared to Three and Nine Months Ended September 30, 2010

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

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

General and administrative expenses (“G&A”) totaled $418,420 for the nine months ended September 30, 2011, compared to $90,000 in the 2010 period. G&A costs in 2011 and 2010 include the accrued salary of our sole officer and director totaling $90,000. G&A costs in 2011 also include legal and professional fees of approximately $184,000.

Interest Expense was $213,238 for 2011 and $319,857 for 2010. Interest Expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $5.4 million. With the July 6, 2011, Bankruptcy Filing, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

General and administrative expenses (“G&A”) totaled $32,500 for the three months ended September 30, 2011, compared to $30,000 in the 2010 period. G&A costs in 2011 and 2010 include the accrued salary of our sole officer and director totaling $30,000. G&A costs in 2011 also include professional fees of approximately $2,500.

Interest Expense was $0 for 2011 and $106,349 for 2010. Interest Expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $5.4 million. With the July 6, 2011, Bankruptcy Filing, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of approximately $60 million, current assets of $0, and current liabilities of approximately $10 million. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them. The total principal and interest from unpaid debt to unrelated third parties is approximately $7 million.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we re-entered the development stage on January 1, 2009. During the nine months ended September 30, 2011, we incurred a net loss of $631,658 and at September 30, 2011 have a total accumulated deficit of $60,063,045.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company filed a Chapter 11 Bankruptcy on July 6, 2011 and proceeding is pending in the Southern District of California Case # 11-11264-11.

We are currently operating as debtors-in-possession pursuant to Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of any DIP Credit Agreement; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from future operations through a merger candidate; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

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

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the nine month period ended September 30, 2011.

ITEM 4.       CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of September 30, 2011, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2010.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a Chapter 11 Bankruptcy on July 6, 2011 and proceeding is pending in the Southern District of California Case # 11-11264-11.

ITEM 1A. - RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. While not required for smaller reporting companies, we include the following risk factors in addition to the risk factors previously provided:

Failure to execute on our turnaround strategy could adversely affect our Company’s liquidity, financial condition and results of operations

We are currently operating our business as debtors-in-possession in chapter 11. The continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of any DIP Credit Agreement; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability through merger with a prospective business; (v) to subsequently generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

As a result of the Bankruptcy Filing, our historical financial information may not be indicative of our future financial performance.

Our capital structure may be significantly altered through the chapter 11 process. Under fresh-start reporting rules that may apply to the Debtors upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from the bankruptcy would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Bankruptcy Filing and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

Operating during the Bankruptcy Filing may restrict our ability to pursue our strategic and operational initiatives.

As a result of the Bankruptcy Filing, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of any DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

·	incur indebtedness;
·	incur or create liens;
·	dispose of assets;
·	merger agreements;
·	prepay certain indebtedness and make other restricted payments;
·	enter into sale and leaseback transactions; and
·	modify the terms of certain indebtedness and certain material contracts.

The Bankruptcy Filing may have an adverse effect on our business and results of operations

The requirements of the Bankruptcy Filing have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the procuring a new business. This diversion of attention may materially and adversely affect the development of our business strategy, and, as a result, on our financial condition and results of operations, particularly if the bankruptcy cases are protracted.

Furthermore, we have incurred and will continue to incur during the pendency of the Bankruptcy Filing substantial costs for professional fees and other expenses associated with the administration of the bankruptcy cases.

If we are unable to implement a plan of reorganization, we may not be able to restructure our Company’s debts and continue as a going concern.

There can be no assurance that we will be able to confirm a plan of reorganization that will permit our Company to emerge from bankruptcy and continue operations.  For example, we may be unable to secure sufficient exit financing to fund a confirmable chapter 11 plan of reorganization or we may fall out of compliance with the covenants in any DIP Credit Agreement, which could result in the DIP Lenders’ exercise of remedies forcing us to liquidate unless we could refinance our obligations under the DIP Credit Agreement.  As a result, there is no guarantee that we will successfully reorganize.

As a result of approval and implementation of a proposed plan, should such occur, certain changes in ownership of our Company could occur, which could adversely affect our ability to utilize our significant net operating loss carry-forwards upon our emergence from the Bankruptcy Filing.

There are certain tax attributes, such as net operating loss carry-forwards, that may be limited or lost altogether in the event of an ownership change as defined under Section 382 of the Internal Revenue Code. If a change of ownership were to occur as a result of the implementation of the proposed plan, upon our emergence from the Bankruptcy Filing there could be significant valuation allowances placed on deferred tax assets.

Trading in our securities during the pendency of the Bankruptcy Filing is highly speculative and poses substantial risks. Our common stock may be cancelled and holders of such common stock may not receive any distribution with respect to, or be able to recover any portion of, their investments.

Although we cannot say for certain whether holders of our common stock will be eligible to receive any distributions on account of those holdings under a plan of reorganization or, if applicable, in a liquidation, it is exceedingly likely that these equity interests will be cancelled and extinguished in connection with confirmation of a plan of reorganization by the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. As a result, our currently outstanding common stock would have no value. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Bankruptcy Filing. Accordingly, we urge extreme caution with respect to existing and future investments in our equity securities and any of our other securities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended September 30, 2011.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

On October 27, 2011, the Company amended its Certificate of Incorporation to provide for a one for two hundred (1-for- 200) reverse stock split of its issued and outstanding shares of common stock.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extention Schema*
101.CAL	XBRL Taxonomy Extention Calculation Linkbase*
101.DEF	XBRL Taxonomy Extention Definition Linkbase*
101.LAB	XBRL Taxonomy Extention Label Linkbase*
101.PRE	XBRL Taxonomy Extention Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: November 15, 2011	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)