Form 10-K
period 2011-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2012-04-17
CIK 1344736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number:  000-51697

Bridgetech Holdings International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	21-1992090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 S Hwy 101 Suite 215 Solana Beach, California	92075
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  (858) 847-9090

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, Par Value of $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes   ☐  No  ☒

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

Large Accelerated Filer ☐                                                    Accelerated Filer ☐
Non-Accelerated Filer ☐                                                      Smaller reporting company ☒
                       (Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

On June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, 96,937,044 shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $360,589 based on the last sale price of $0.1 per share of the Common Stock on that date.  For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 2, 2010, there were 96,937,044 shares of the registrant's common stock, par value $0.001, issued and outstanding and 100,000 shares of Series A preferred stock, par value $0.02, issued and outstanding.

Bridgetech Holdings International, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

During the year ended December 31, 2011, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

ITEM 1A – RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bridgetech common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “BGTH.OB.”

At December 31, 2011, there were 96,937,044 shares of common stock of Bridgetech outstanding and there were approximately 261 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bridgetech’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2010
First Quarter (January – March 2010)	$0.0190	$0.0021
Second Quarter (April – June 2010)	$0.0026	$0.0021
Third Quarter (July – September 2010)	$0.0050	$0.0026
Fourth Quarter (October – December 2010)	$0.0181	$0.0021

Fiscal Year 2011
First Quarter (January – March 2011)	$0.04	$0.01
Second Quarter (April – June 2011)	$0.03	$0.01
Third Quarter (July – September 2011)	$0.01	$0.01
Fourth Quarter (October – December 2011)	$0.01	$0.01

On April 2, 2011, the closing bid price of our common stock was $0.01.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2011. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Recent sales of unregistered securities

Other than as set forth below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q or in our current reports on Form 8-K filed during the year ended December 31, 2011.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Income Taxes

Deferred income taxes are provided based on the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Reverse Split

On October 26, 2011, the Board of Directors approved a one for two hundred reverse split of the Company’s common stock.  As of the date of this filing, the reverse split had not been effectuated as the Company is awaiting approval from FINRA.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2011, Compared to Fiscal Year Ended December 31, 2010

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

General and administrative expenses (“SG&A”) totaled $572,546 in 2011, compared to $120,000 in 2010. SG&A costs in 2011 and 2010 include the accrued salary of our sole officer and director.

Interest expense increased to $213,238 in 2011 compared to $426,476 in 2010. Interest expense in 2011 and 2010 includes accrued and unpaid interest paid on our debt with principal balances totaling $6.6 million.

Liquidity and Capital Resources

We have incurred a total accumulated deficit of $60,217,170 as of December 31, 2011, current assets were $0 and current liabilities were $10,174,667 as of December 31, 2011. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit and has not generated revenues for the years ended December 31, 2011 and 2010. During the year ended December 31, 2011, the Company incurred a net loss of $785,784 and at December 31, 2011 has an accumulated deficit of $60,217,170.  Further, on July 6, 2011, the Company filed voluntary petitions for bankruptcy relief under Chapter 11 of Title 11 of the United States Bankruptcy Code.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

We filed a Chapter 11 Bankruptcy on July 6, 2011 and the proceeding is pending in the Southern District of California Case # 11-11264-11. We are currently operating as debtors-in-possession pursuant to Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of any DIP Credit Agreement; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from future operations through a merger candidate; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets at December 31, 2011 and 2010	F-2

Consolidated Statements of Operations for the years ended December 31, 2011
and 2010 and the period from January 1, 2009 to December 31, 2011	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from
January 1, 2009 to December 31, 2011	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2011
and 2010 and the period from January 1, 2009 to December 31, 2011	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bridgetech Holdings International, Inc.,
(A Development Stage Company)
(Debtor-in-Possession)
Solana Beach, California

We have audited the accompanying consolidated balance sheets of Bridgetech Holdings International, Inc., (A Development Stage Company) (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from January 1, 2009 (date re-entered the development stage) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgetech Holdings International, Inc. as of December 31, 2011 and 2010 and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period from January 1, 2009 (date re-entered the development stage) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, has not generated revenues for the years ended December 31, 2011 and 2010 and filed voluntary petitions for bankruptcy relief. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 16, 2012

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$-	$1,957,185
Accounts payable - related party	-	1,265,392
Accrued interest	-	1,098,379
Note payable - related parties	-	561,511
Notes payable	-	5,380,265
Liabilities subject to compromise	10,174,667	-
Total liabilities	10,174,667	10,262,732

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.0002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $0.0001 par value, 100,000,000 shares authorized;
96,937,044 and 70,852,030 issued and outstanding	96,937	70,852
Additional paid-in capital	49,945,366	49,097,602
Accumulated deficit - re-entered development stage on January 1, 2009	(1,887,465)	(1,101,681)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(10,174,667)	(10,262,732)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2011

			For the Period
			from
			January 1, 2009
	December 31,		through
	2011	2010	December 31, 2011

OPERATING EXPENSES:
General and administrative expenses	$572,546	$120,000	$872,546
Total operating expenses	572,546	120,000	872,546

OPERATING LOSS	(572,546)	(120,000)	(872,546)

OTHER INCOME (EXPENSE):
Interest expense	(213,238)	(426,476)	(1,014,919)

NET INCOME (LOSS)	$(785,784)	$(546,476)	$(1,887,465)

NET INCOME (LOSS) PER SHARE:

Basic and diluted:	$(0.01)	$0.04

Weighted average of number of shares outstanding	96,293,852	70,852,030

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)
CONSOLIDATED STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2011
							Accumulated
					Additional		Deficit During
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

DECEMBER 31, 2008	100,000	$200	30,852,030	$30,852	$49,097,602	$(58,329,705)	$-	$(9,201,051)

Stock issued for services	-	-	40,000,000	40,000	-	-	-	40,000

Net loss	-	-	-	-	-		(555,205)	(555,205)

DECEMBER 31, 2009	100,000	$200	70,852,030	$70,852	$49,097,602	$(58,329,705)	$(555,205)	$(9,716,256)

Stock issued for services	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(546,476)	(546,476)

DECEMBER 31, 2010	100,000	$200	70,852,030	$70,852	$49,097,602	$(58,329,705)	$(1,101,681)	$(10,262,732)

Stock issued for services	-	-	7,706,873	7,707	250,475	-	-	258,182

Stock issued for settlement of accrued liabilities			18,378,141	18,378	597,289	-	-	615,667

Net loss	-	-	-	-	-	-	(785,784)	(785,784)

DECEMBER 31, 2011	100,000	$200	96,937,044	$96,937	$49,945,366	$(58,329,705)	$(1,887,465)	$(10,174,667)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2011
			For the Period
			from
			January 1, 2009
	Year Ended December 31,		through
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785,784)	$(546,476)	$(1,887,465)
Adjustments to reconcile net loss to net cash
from operating activities:
Common stock issued for services	258,182	-	298,182
Changes in assets and liabilities:
Accounts payables and accrued liabilities	253,050	120,000	373,050
Accrued payable - related party	-	140,000	140,000
Accrued interest	213,237	286,476	1,014,918
Net cash used in operating activities	(61,315)	-	(61,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	61,315	-	61,315
Net cash provided by financing activities	61,315	-	61,315

NET CHANGE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclass of payables to liabilities subject to compromise	$9,988,042	$-	$9,988,042
Common stock issued for settlement of accrued liabilities	$615,667	$-	$615,667

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since it re-entered the development stage on January 1, 2009. During the year ended December 31, 2011, the Company incurred a net loss of $785,784 and at December 31, 2011 has an accumulated deficit of $60,217,170.

Bankruptcy Filing

On July 6, 2011, the Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California, which are being jointly administered under Case # 11-11264-PB11.  Management's decision to initiate the bankruptcy filing was in response to, among other things, the Company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from the Company’s debtors, was negatively impacting our Company’s ability to implement any turnaround strategy.

We are currently operating as debtors-in-possession pursuant to the bankruptcy filing and continuation of the Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to develop a plan of reorganization and obtain confirmation of that plan under the bankruptcy code; (ii) to reduce debt and other liabilities through the bankruptcy process; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

The Company was required to apply the FASB’s provisions of reorganizations effective on July 6, 2011, which is applicable to companies in Chapter 11 and generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the bankruptcy filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2011. The balance sheet must distinguish pre-bankruptcy filing liabilities subject to compromise from both those pre-bankruptcy filing liabilities that are not subject to compromise and from post-bankruptcy filing liabilities.  Currently the notes in default totaling $5,380,265 have priority over the unsecured creditors of our Company. Based upon the uncertainty surrounding the ultimate treatment of the notes in our reorganization plan, including the potential that these notes may be impaired, these notes are classified as “Liabilities subject to compromise” in our balance sheets.  The Company continues to evaluate creditors' claims for other claims that may also have priority over unsecured creditors.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the bankruptcy court, even if they may be settled for lesser amounts as a result of the plan of reorganization. In addition, cash used in reorganization items must be disclosed separately in our consolidated statements of cash flows.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of December 31, 2010:

December 31, 2010

Unsecured convertible notes payable (23 promissory notes from 23 unrelated third parties) bearing interest at 8%; all are in default	$5,380,265
Unsecured notes payable to four related parties bearing no interest and due on demand	561,511
Total notes payable	5,941,776
Less current portion	(5,941,776)
Long-term portion	$–

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

NOTE 4 – LIABILITIES SUBJECT TO COMPROMISE

As a result of the bankruptcy filing, the payment of pre-petition indebtedness is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the bankruptcy court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Company’s businesses and assets. Among other things, the bankruptcy court authorized us to pay certain pre-petition claims relating to wages and benefits and professional fees.

We have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with respect to our operations, with the approval of the bankruptcy court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as “Liabilities subject to compromise” in our consolidated balance sheets. We previously notified all known claimants subject to the bar date of their need to file a proof of claim with the bankruptcy court. A bar date is the date by which claims against the Company must be filed if the claimants disagree with the amounts included in our schedule of assets and liabilities filed with the bankruptcy court and wish to receive any distribution in the bankruptcy filing.  Thus far, claimants filed 5 claims against our Company, asserting approximately $546,297 worth of liabilities.  The Company and our retained professionals are continuing to review and analyze the proofs of claim submitted by claimants and will investigate any material differences between these claims and liability amounts estimated by the Company. If necessary, in the event of a claims dispute, the bankruptcy court will make a final determination whether such claims should be allowed and, if so, the appropriate amount of such allowed claims. The ultimate amount of such liabilities is not determinable at this time.

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

Liabilities subject to compromise consist of the following:

At December 31, 2011
Accounts payable	$1,200,314
Accounts payable – related party	831,039
Accrued salaries, wages, and benefits	120,000
Accrued interest	1,311,617
Other accruals	769,921
8% notes, in default	5,330,265
Related party promissory note	561,511
0% note, in default	50,000
Total liabilities subject to compromise	$10,174,667

With the bankruptcy filing on July 6, 2011, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.

NOTE 5 – EQUITY

Share-Based Compensation

On January 9, 2011, the Company granted 18,378,141 common shares to the Company’s President in satisfaction of accrued but unpaid employment compensation, and 355,617 common shares to Small World Traders, LLC, (of which the President is a member but disclaims direct or indirect beneficial ownership or control) for expenses paid by Small World Traders, LLC, on behalf of the Company. The number of shares issued was computed at $0.0163/share by the Company based on the greater of the average weighted price for December 2010, $0.0163/share; the average price for December 2010, $0.006/share; and the average price over the period of compensation (January 2009 to December 2010), $0.0041/share. Using quoted market prices, on the date of grant, $0.0334/share, they are valued at $615,667 and $11,913 respectively. The shares last traded at $0.003 on July 28, 2011.

On January 9, 2011, the Company granted 3,675,628 common shares to an outside consultant for accounting and financial services rendered. The number of shares issued was computed at $0.0163/share by the Company based on the greater of the average weighted price for December 2010, $0.0163/share; the average price for December 2010, $0.006/share; and the average price over the period of compensation (January 2009 to December 2010), $0.0041/share. Using quoted market prices, on the date of grant, $0.0334/share, they are valued at $123,134. The shares last traded at $0.003 on July 28, 2011.

On January 9, 2011, the Company granted 3,675,628 common shares to a consultant for legal services rendered. The number of shares issued was computed at $0.0163/share by the Company based on the greater of the average weighted price for December 2010, $0.0163/share; the average price for December 2010, $0.006/share; and the average price over the period of compensation (January 2009 to December 2010), $0.0041/share. Using quoted market prices, on the date of grant, $0.0334/share, they are valued at $123,134. The shares last traded at $0.003 on July 28, 2011.

On January 9, 2011, the Company granted 355,617 common shares to a consultant for legal services rendered. The number of shares issued was computed at $0.0163/share by the Company based on the greater of the average weighted price for December 2010, $0.0163/share; the average price for December 2010, $0.006/share; and the average price over the period of compensation (January 2009 to December 2010), $0.0041/share. Using quoted market prices, on the date of grant, $0.0334/share, they are valued at $11,911. The shares last traded at $0.003 on July 28, 2011.

Warrants

The Company has the following warrants outstanding and exercisable as of December 31, 2011.

Date issued	Warrants	Exercise
	Issued	Price	Expire
December 23, 2006	240,000	1.50	None

Warrants for 200,000 common shares issued April 27, 2007 with an exercise price of $1.00 expired, unexercised, on April 27, 2011. The outstanding warrants at December 31, 2011 have no intrinsic value and no expiration date.

Stock Option Plans

The Company has two stock option plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Stock Option Plan (the “2005 Plan”). There are currently no options outstanding under the 2001 Plan or the 2005 Plan, and 10,000 and 5,000,000 options remain available for future issuance under the 2001 Plan and 2005 Plan, respectively. The Company does not intend to grant any more options under the 2001 Plan. The Company’s 2005 Plan provides for the grant of options to purchase up to 5,000,000 shares of the Company’s common stock at consideration to be determined from time-to-time by the Company’s Board of Directors.

NOTE 6 – INCOME TAXES

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2011	2010

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	(8.9%)	(8.9%)
Valuation allowance	42.9%	42.9%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2011	2010

Net operating loss carryforward	20,432,000	20,206,000
Valuation allowance	(20,432,000)	(20,206,000)

Net deferred income tax asset	$–	$–

The Company has a net operating loss carryforward of approximately $58,000,000 available to offset future taxable income through 2030.  However, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2011, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized since they are not “more-likely-than-not”, realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

In ______, 2012, the Company has agreed to issue common stock to Colonial Stock Transfer as payment for services rendered in the past.  The number of shares has not been agreed upon.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Previous independent registered public accounting firm.

Effective March 10, 2011, the Registrant dismissed Jewett Schwartz Wolfe & Associates, which firm audited Registrant’s financial statements from inception May 3, 2006 to our fiscal year ended December 31, 2009. The change in the Registrant’s auditors was recommended and approved by the Board of Directors of the Registrant.

Jewett Schwartz Wolfe & Associates issued its auditors’ report on the financial statements for the years ended December 31, 2009 and 2008 and for the period from May 3, 2006 (date of inception) to December 31, 2009, which included an explanatory paragraph as to the Registrant’s ability to continue as a going concern.

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

The Registrant provided Jewett Schwartz Wolfe & Associates with a copy of this Current Report on Form 8-K, and requested that Jewett Schwartz Wolfe & Associates furnish the Registrant with a letter addressed to the U.S. Securities and Exchange Commission stating whether Jewett Schwartz Wolfe & Associates agrees with the disclosure contained in this report, or, if not, stating the respects in which it does not agree.  The Registrant has received the requested letter from Jewett Schwartz Wolfe & Associates, and a copy of Jewett Schwartz Wolfe & Associates ’s letter is filed as Exhibit 16.1 to the Current Report on Form 8-K.

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

Our management, including the chief executive officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2011, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Scott Landow	57	President and Chief Executive Officer, Director, Principle Accounting Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2011 and 2010 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.   Scott Landow defers his entire salary and expense reimbursement

2011 and 2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
Scott Landow Chairman	2010 2011	120,000 120,000		0 0	0 0	0 0	0 0	0	120,000 120,000

2011 and 2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Scott Landow	0	0	0	0	0	0	0	0

2009 and 2008 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Landow	2010	0	0	0	0
	2011	0	0	0	0

2011 and 2010 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow		0	0	0

2011 and 2010 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	0	0	0	0	0

2011 and 2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	0	0	0	0	0	0	0

2011 and 2010 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott Landow	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2011 and 2010 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott Landow	2010 2011	0 0	0 0	0 0	0 0	0 0

2011 and 2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Basic salary						-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table lists stock ownership of our Common Stock as of December 31, 2011, based on 96,937,044 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

WWFD, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	21,250,000 (1)	22%
Small World Traders, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119 Scott D Landow 777 S Hwy 101 Suite 215 Solana Beach, CA 92075 All Officers and Directors As a Group (1 persons)	Common Stock Common Stock	21,250,000 (1) 18,378,141(2) 18,378,141 (2)	22% 19% 19%

(1) (2)
Mr. Landow controls.
Includes 200,000 shares of  SERIES A 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK   held by Landow Revocable Trust which Mr. Landow controls.  Each share is convertible into one share of Common Stock.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $ .001, and 10,000,000 shares of preferred A stock, par value $ .002.

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

The Company is managed by its key shareholder

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.  The aggregate fees billed by GBH CPAs, PC for professional services rendered for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-Q for fiscal years ended December 31, 2011 and 2010 approximated $10,800 and $9,300, respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal year 2010 approximated $6,000 annually.

Audit-Related Fees.  No audit-related fees were billed to the Company by GBH CPAs, PC and  Jewett Schwartz Wolfe & Associates for the years ended December 31, 2011 and 2010.

Tax Fees.  No tax fees were billed to the Company by GBH CPAs, PC and  Jewett Schwartz Wolfe & Associates for the years ended December 31, 2011 and 2010.

All Other Fees.  No other fees were billed to the Company by GBH CPAs, PC and  Jewett Schwartz Wolfe & Associates for the years ended December 31, 2011 and 2010.

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

Registrant Date: April 16, 2012	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chief Executive Officer (Principle Executive Officer), President, Sole Board Member (Principle Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 16, 2012	By: /s/ Scott Landow
Scott Landow
Chairman