Form 10-Q
period 2012-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2012-05-15
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2012
Common stock, $0.001 par value	96,937,044

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1aA	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other information	19
Item 6.	Exhibits	19

CERTIFICATIONS

	Exhibit 31 – Management certification
	Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2012	2011

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$-	$-
Accounts payable - related party	-	-
Accrued interest	-	-
Note payable - related parties	-	-
Notes payable	-	-
Liabilities subject to compromise	10,239,667	10,174,667
Total liabilities	10,239,667	10,174,667

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.002 par value
10,000,000 shares authorized, 100,000 issued and oustanding	200	200
Common stock, $0.001 par value, 100,000,000 shares authorized;
96,937,044 issued and outstanding	96,937	96,937
Additional paid-in capital	49,945,366	49,945,366
Accumulated deficit - re-entered development stage on January 1, 2009	(1,952,465)	(1,887,465)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(10,239,667)	(10,174,667)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH MARCH 31, 2012
(Unaudited)
			For the Period
	For the Three Months Ended		from January 1, 2009
	March 31,		through March 31,
	2012	2011	2012

OPERATING EXPENSES:
General and administrative expenses	$65,000	$288,182	$937,546
Total operating expenses	65,000	288,182	937,546

OPERATING LOSS	(65,000)	(288,182)	(937,546)

OTHER INCOME (EXPENSE):
Interest expense	-	(106,619)	(1,014,919)

NET INCOME (LOSS)	$(65,000)	$(394,801)	$(1,952,465)

NET INCOME (LOSS) PER SHARE:

Basic and diluted:	$(0.00)	$(0.00)

Weighted average of number of shares outstanding	96,937,044	94,328,543

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH MARCH 31, 2012
(Unaudited)
			For the Period
	For the Three Months Ended		from January 1, 2009
	March 31,		through March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,000)	$(394,801)	$(1,952,465)
Adjustments to reconcile net loss to net cash
from operating activities:
Common stock issued for services	-	258,182	298,182
Changes in assets and liabilities:
Accounts payable and accrued liabilities	60,000	-	433,050
Accounts payable - related party	5,000	30,000	145,000
Accrued interest	-	106,619	1,014,918
Net cash used in operating activities	-	-	(61,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	61,315
Net cash provided by financing activities	-	-	61,315

NET CHANGE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclass of payables to liabilities subject to compromise	$-	$-	$9,988,042
Common stock issued for settlement of accrued liabilities	$-	$615,667	$615,667

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since it re-entered the development stage on January 1, 2009. During the three months ended March 31, 2012, the Company incurred a net loss of $65,000 and at March 31, 2012 has an accumulated deficit since re-entering the development stage of $1,952,465.

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

The bankruptcy filing provides the Company with the breathing room and the tools available under the Bankruptcy Code to implement our comprehensive financial and operational restructuring. We remain committed to implementing our turnaround strategy while maintain our company during the Chapter 11 restructuring process. However, there can be no assurance regarding these matters. There can be no assurance that our operational and financial turnaround strategy will be successful or that the DIP Lenders or the Bankruptcy Court will approve the plan ultimately proposed by our company and under such circumstances we could be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies. The uncertainty regarding these matters raises substantial doubt about our company’s ability to continue as a going concern.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012, the Company did not record any liabilities for uncertain tax positions.

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

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure consideration.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – LIABILITIES SUBJECT TO COMPROMISE

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

Liabilities subject to compromise consist of the following:

At March 31, 2012
Accounts payable	$1,230,314
Accounts payable – related party	836,039
Accrued salaries, wages, and benefits	150,000
Accrued interest	1,311,617
Other accruals	769,921
8% notes, in default	5,330,265
Related party promissory note	561,511
0% note, in default	50,000
Total liabilities subject to compromise	$10,239,667

With the bankruptcy filing on July 6, 2011, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.

NOTE 4 – EQUITY

Warrants

The Company has the following warrants outstanding and exercisable as of March 31, 2012.

Date issued	Warrants	Exercise
	Issued	Price	Expire
December 23, 2006	240,000	1.50	None

Warrants for 200,000 common shares issued April 27, 2007 with an exercise price of $1.00 expired, unexercised, on April 27, 2011. The outstanding warrants at March 31, 2012 have no intrinsic value and no expiration date.

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

NOTE 5 – SUBSEQUENT EVENT

In May, 2012, the Company has agreed to issue 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past.
*  *  *  *  *  *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This discussion may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available.  We assume no obligation to update this information.  These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, including, but not limited to: the ability of the Debtors to continue as going concerns; the ability of the Debtors to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases; the ability of the Debtors to prosecute, develop and consummate one or more plans of reorganization with respect to the Chapter 11 cases; the effects of the Bankruptcy Filing on the Debtors and the interests of various creditors, equity holders and other constituents; Bankruptcy Court rulings in the Chapter 11 cases and the outcome of the cases in general; the length of time the Debtors will operate under the Chapter 11 cases; risks associated with third-party motions in the Chapter 11 cases, which may interfere with the ability of the Debtors to develop and consummate one or more plans of reorganization once such plans are developed; the potential adverse effects of the Chapter 11 proceedings on the Debtors’ liquidity or results of operations; the ability to execute Debtors’ business and restructuring plan and to timely and effectively implement the turnaround strategy; increased legal costs related to the Bankruptcy Filing and other litigation; the costs and other effects of lawsuits and administrative proceedings; changes in the capital markets which may affect our cost of capital or the ability to access capital; regulatory compliance.  Refer to Risk Factors included in this quarterly report. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

As of January 1, 2009, we ceased operations of our medical imaging business and have discontinued operations of all of our business activities including of Parentech, Inc., Retail Pilot, Inc., International MedLink, Inc., Amcare and Clarity Imaging International, Inc

We are now an entity with no operations. As of the date hereof, we have not been successful in any of our prior business operations.

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

Reverse Split

On October 26, 2011, the Board of Directors approved a one for two hundred reverse split of the Company’s common stock.  As of the date of this filing, the reverse split had not been effectuated. As long as the Company remains in bankruptcy proceedings, it is unlikely the reverse split will be effectuated.

RESULTS OF OPERATIONS

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish the Company going forward.

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

General and administrative expenses (“G&A”) totaled $65,000 for the three months ended March 31, 2012, compared to $288,182 in the 2011 period. G&A costs in 2012 and 2011 include the accrued salary of our sole officer and director totaling $30,000.

Interest expense was $0 for March 31, 2012 and $106,619 for 2012. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $5.4 million.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $60,282,170 as of March 31, 2012, current assets of $0, and current liabilities of $10,239,667 as of March 31, 2012. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we re-entered the development stage on January 1, 2009. During the three months ended March 31, 2012, we incurred a net loss of $65,000 and at March 31, 2012 have an accumulated deficit of $60,282,170.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company filed a Chapter 11 Bankruptcy on July 6, 2011 and the proceeding is pending in the Southern District of California Case # 11-11264-11.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three month period ended March 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of March 31, 2012, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2011.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a Chapter 11 Bankruptcy on July 6, 2011 and proceeding is pending in the Southern District of California Case # 11-11264-11.

The Company has filed a Motion to Dismiss the Bankruptcy proceedings which has yet to be granted

ITEM 1A. - RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. While not required for smaller reporting companies, we include the following risk factors in addition to the risk factors previously provided:

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

As a result of the Bankruptcy Filing, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of any DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

• incur indebtedness;
• incur or create liens;
• dispose of assets; • enter into merger agreements;
• prepay certain indebtedness and make other restricted payments;
• enter into sale and leaseback transactions; and
• modify the terms of certain indebtedness and certain material contracts.

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No common shares were issued during the three months ended March 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended March 31, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

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

Registrant Date: May 15, 2012	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)