Form 10-K/A
period 2011-12-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2012-05-18
CIK 1344736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

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

Explanatory Paragraph

The Company is filing this amendment solely to include the XBRL requirement for the 10-K for December 31, 2011.  There are no other revisions to the filing.

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

Registrant Date: May 17, 2012	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chief Executive Officer (Principle Executive Officer), President, Sole Board Member (Principle Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 17, 2012	By: /s/ Scott Landow
Scott Landow
Chairman