Form 10-Q
period 2012-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2012-08-20
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “Smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [_] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2012
Common stock, $0.001 par value	97,937,044

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

TABLE OF CONTENTS

		PAGE Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other information	17
Item 6.	Exhibits	17

CERTIFICATIONS

	Exhibit 31 – Management certification
	Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011

TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,254,944	$-
Accounts payable - related party	849,216	-
Accrued liabilities	949,921	-
Accrued interest	1,740,640	-
Notes payable - related parties	561,511	-
Notes payable	5,380,265	-
Liabilities subject to compromise	-	10,174,667
Total liabilities	10,736,497	10,174,667

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $.001 par value, 100,000,000 shares authorized;
97,937,044 and 96,937,044 shares issued and outstanding, respectively	97,937	96,937
Additional paid-in capital	49,950,366	49,945,366
Accumulated deficit - re-entered development stage on January 1, 2009	(2,455,294)	(1,887,465)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(10,736,497)	(10,174,667)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH JUNE 30, 2012
(Unaudited)
					For the Period
	For the Three Months Ended		For the Six Months Ended		from January 1, 2009
	June 30,		June 30,		through June 30,
	2012	2011	2012	2011	2012

OPERATING EXPENSES:
General and administrative expenses	$71,377	$95,940	$136,377	$385,922	$1,008,923
Total operating expenses	71,377	95,940	136,377	385,922	1,008,923

OPERATING LOSS	(71,377)	(95,940)	(136,377)	(385,922)	(1,008,923)

OTHER INCOME (EXPENSE):
Interest expense	(429,023)	(106,619)	(429,023)	(213,238)	(1,443,942)
Loss on settlement of payables	(2,429)	-	(2,429)	-	(2,429)
TOTAL OTHER EXPENSES	(431,452)	(106,619)	(431,452)	(213,238)	(1,446,371)

NET LOSS	$(502,829)	$(202,559)	$(567,829)	$(599,160)	$(2,455,294)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,420,560	96,937,044	97,178,802	95,639,999

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH JUNE 30, 2012
(Unaudited)
			For the Period
	For the Six Months Ended		from January 1, 2009
	June 30,		through June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(567,829)	$(599,160)	$(2,455,294)
Adjustments to reconcile net loss to net cash
from operating activities:
Common stock issued for services	-	258,182	298,182
Loss on settlement of payables	2,429	-	2,429
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	118,200	6,425	491,250
Accounts payable - related party	18,177	121,315	158,177
Accrued interest	429,023	213,238	1,443,941
Net cash used in operating activities	-	-	(61,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	61,315
Net cash provided by financing activities	-	-	61,315

NET CHANGE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for payment of accrued liabilities	$6,000	$615,667	$621,667

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since it re-entered the development stage on January 1, 2009. During the six months ended June 30, 2012, the Company incurred a net loss of $567,829 and at June 30, 2012 has an accumulated deficit since re-entering the development stage of $2,455,294.

Bankruptcy Filing

On July 6, 2011, the Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief  under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California, which are being jointly administered under Case # 11-11264-PB11.   Management's decision to initiate the bankruptcy filing was in response to, among other things, the Company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from the Company’s creditors, was negatively impacting our Company’s ability to implement any turnaround strategy.  On June 5, 2012, the Court dismissed the bankruptcy proceeding.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Bridgetech Holdings International, Inc., Parentech, Inc., Retail Pilot, Inc. D/B/A Healthcare Pilot, International MedLink, Inc., Amcare and Clarity International, Inc.  None of the Company’s subsidiaries have current operations. All significant intercompany transactions have been eliminated.

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2012 the Company did not record any liabilities for uncertain tax positions.

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

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of June 30, 2012:

June 30, 2012
Unsecured notes payable (23 promissory notes from 23 unrelated third parties bearing interest at 8%; all are in default.	$$5,330,265
Unsecured notes payable to four related parties bearing no interest and due on demand.	$561,511
Unsecured notes payable related party at 0% interest rate and in default	$50,000
Total of Notes Payable	$5,941,776

All notes are in default and there is currently no plan for repayment of these obligations.

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

With the bankruptcy filing on July 6, 2011, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.  On June 5, 2012, the Court dismissed the Bankruptcy proceeding and the Company accrued all interest expense through June 30, 2012.

NOTE 4 – LIABILITIES SUBJECT TO COMPROMISE

In a bankruptcy filing, the payment of pre-petition indebtedness is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the bankruptcy court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Company’s businesses and assets. Among other things, the bankruptcy court authorized us to pay certain pre-petition claims relating to wages and benefits and professional fees.

Prior to the dismissal of the bankruptcy proceeding, we were paying undisputed post-petition claims in the ordinary course of business. In addition, in a bankruptcy proceeding, we may reject pre-petition executory contracts and unexpired leases with respect to our operations, with the approval of the bankruptcy court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and were previously classified as “Liabilities subject to compromise” in our consolidated balance sheets. We previously notified all known claimants subject to the bar date of their need to file a proof of claim with the bankruptcy court. A bar date is the date by which claims against the Company must be filed if the claimants disagree with the amounts included in our schedule of assets and liabilities filed with the bankruptcy court and wish to receive any distribution in the bankruptcy filing.  Thus far, claimants filed 5 claims against our Company, asserting approximately $546,297 worth of liabilities.  The Company and our retained professionals are continuing to review and analyze the proofs of claim submitted by claimants and will investigate any material differences between these claims and liability amounts estimated by the Company.  The ultimate amount of such liabilities is not determinable at this time.

Pre-petition liabilities that were subject to compromise were reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  The amounts classified at December 31, 2011 as “Liabilities subject to compromise” were subject to adjustments depending on bankruptcy court actions, developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.  As a result of the Court dismissing the bankruptcy proceeding on June 5, 2012, these liabilities are now reported based on the nature of the liability.

Liabilities subject to compromise consisted of the following:

At December 31, 2011
Accounts payable	$1,200,314
Accounts payable – related party	831,039
Accrued salaries, wages, and benefits	120,000
Accrued interest	1,311,617
Other accruals	769,921
8% notes, in default	5,330,265
Related party promissory note	561,511
0% note, in default	50,000
Total liabilities subject to compromise	$10,174,667

NOTE 5 – EQUITY

Share-Based Compensation

2012

On May 18, 2012, the Company issued 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past.  The stock was trading at $0.006 on May 18, 2012 and the Company valued the stock at $6,000.  A loss of $2,429 on settlement of the payable was recorded by the Company.

2011

On January 9, 2011, the Company granted 18,378,141 common shares to the Company’s President in satisfaction of accrued but unpaid employment compensation, and 355,617 common shares to Small World Traders, LLC, (of which the President is a member but disclaims direct or indirect beneficial ownership or control) for expenses paid by Small World Traders, LLC, on behalf of the Company. The number of shares issued was computed at $.0163/share by the Company based on the greater of the Average Weighted Price for December 2010, $.0163/share; the Average Price for December 2010, $.006/share; and the Average Price over the period of compensation (January 2009 to December 2010), $.0041/share. Using quoted market prices, on the date of grant, $.0334/share, they are valued at $615,667 and $11,913 respectively. The shares last traded at $.003 on July 28, 2011.

On January 9, 2011, the Company granted 3,675,628 common shares to an outside consultant for accounting and financial services rendered. The number of shares issued was computed at $.0163/share by the Company based on the greater of the Average Weighted Price for December 2010, $.0163/share; the Average Price for December 2010, $.006/share; and the Average Price over the period of compensation (January 2009 to December 2010), $.0041/share. Using quoted market prices, on the date of grant, $.0334/share, they are valued at $123,134. The shares last traded at $.003 on July 28, 2011.

On January 9, 2011, the Company granted 3,675,628 common shares to a consultant for legal services rendered. The number of shares issued was computed at $.0163/share by the Company based on the greater of the Average Weighted Price for December 2010, $.0163/share; the Average Price for December 2010, $.006/share; and the Average Price over the period of compensation (January 2009 to December 2010), $.0041/share. Using quoted market prices, on the date of grant, $.0334/share, they are valued at $123,134. The shares last traded at $.003 on July 28, 2011.

Warrants

The Company has the following warrants outstanding and exercisable as of June 30, 2012:
	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

Warrants for 200,000 common shares issued April 27, 2007 with an exercise price of $1.00 expired, unexercised, on April 27, 2011. The outstanding warrants at June 30, 2012 have no intrinsic value and no expiration date.

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

On July 6, 2011, our Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of California (the “Bankruptcy Court”), which are being jointly administered under Case # 11-11264-PB11.   Management's decision to initiate the Bankruptcy Filing was in response to, among other things, our company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from our Company’s creditors, was negatively impacting our Company’s ability to implement any turnaround strategy.  On June 5, 2012, the Court dismissed the Bankruptcy proceeding at the request of the Debtors.

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

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

General and administrative expenses (“G&A”) totaled $71,377 for the three months ended June 30, 2012, compared to $95,940 in the 2011, respectively. G&A costs in 2012 and 2011 include the accrued salary of our sole officer and director totaling $30,000 three months ended.

Interest expense was $429,023 for the three months ended June 30, 2012 and $106,619 for 2011. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $6.7 million.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

General and administrative expenses (“G&A”) totaled as compared to $136,377 for the six months ended June 30, 2012 compared to $385,922 for the 2011, respectively. G&A costs in 2012 and 2011 include the accrued salary of our sole officer and director totaling $60,000 for six months ended.

Interest expense was $429,023 for the six months ended June 30, 2012 and $213,238 for 2011, respectively. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $6.7 million.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $60,784,999 as of June 30, 2012, current assets of $0, and current liabilities of $10,736,497 as of June 30, 2012. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we re-entered the development stage on January 1, 2009. During the six months ended June 30, 2012, we incurred a net loss of $567,829 and at June 30, 2012 have an accumulated deficit of $60,784,999.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California (Case # 11-11264-11).  On June 5, 2012, the Court dismissed the Bankruptcy proceeding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the six-month period ended June 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of June 30, 2012, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2011.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California (Case # 11-11264-11).  On June 5, 2012, the Court dismissed the Bankruptcy proceeding.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On May 18, 2012, the Company issued 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past.  The stock was trading at $0.006 on May 18, 2012 and the Company valued the shares at $6,000.  A loss of $2,429 on settlement of the payable was recorded by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended June 30, 2012.

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

Registrant Date: August 20, 2012	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)