Form 10-Q
period 2012-09-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2012-11-14
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

[   ] For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2012
Common stock, $0.001 par value	97,937,044

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011

TOTAL ASSETS	$-	$-

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,285,344	$-
Accounts payable - related party	769,724	-
Accrued liabilities	979,921	-
Accrued interest	1,843,780	-
Accrued interest - related party	983	-
Notes payable - related parties	561,511	-
Notes payable	5,380,265	-
Revolving Line of Credit - Related Party	86,492	-
Liabilities subject to compromise	-	10,174,667
Total liabilities	10,908,020	10,174,667

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $.001 par value, 100,000,000 shares authorized;
97,937,044 and 96,937,044 shares issued and outstanding, respectively	97,937	96,937
Additional paid-in capital	49,950,366	49,945,366
Accumulated deficit - re-entered development stage on January 1, 2009	(2,626,818)	(1,887,465)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(10,908,020)	(10,174,667)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2012
(Unaudited)
					For the Period
	For the Three Months Ended		For the Nine Months Ended		from January 1, 2009
	September 30,		September 30,		through September 30,
	2012	2011	2012	2011	2012

OPERATING EXPENSES:
General and administrative expenses	$67,400	$32,500	$203,777	$418,420	$1,076,323
Total operating expenses	67,400	32,500	203,777	418,420	1,076,323

OPERATING LOSS	(67,400)	(32,500)	(203,777)	(418,420)	(1,076,323)

OTHER INCOME (EXPENSE):
Interest expense	(104,124)	-	(533,147)	(213,238)	(1,548,066)
Loss on settlement of payables	-	-	(2,429)	-	(2,429)
TOTAL OTHER EXPENSES	(104,124)	-	(535,576)	(213,238)	(1,550,495)

NET LOSS	$(171,524)	$(32,500)	$(739,353)	$(631,658)	$(2,626,818)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,937,044	96,937,044	97,433,394	96,077,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2012
(Unaudited)
			For the Period
	For the Nine Months Ended		from January 1, 2009
	September 30,		through September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(739,353)	$(631,658)	$(2,626,818)
Adjustments to reconcile net loss to net cash
from operating activities:
Common stock issued for services	-	258,182	298,182
Loss on settlement of payables	2,429	-	2,429
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	178,600	98,924	551,650
Accounts payable - related party	21,677	61,315	161,677
Accrued interest	533,147	213,237	1,548,065
Net cash used in operating activities	(3,500)	-	(64,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	61,315
Line of credit - related party	3,500	-	3,500
Net cash provided by financing activities	3,500	-	64,815

NET CHANGE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of advances to a line of credit - related party	$82,992	$-	$82,992
Common stock issued for payment of accrued liabilities	$6,000	$615,667	$621,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since it re-entered the development stage on January 1, 2009. During the Nine Months ended September 30, 2012, the Company incurred a net loss of $739,353 and at September 30, 2012 has an accumulated deficit since re-entering the development stage of $2,626,818.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.  Significant accounting policies are as follows:

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2012, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of September 30, 2012:

September 30, 2012
Unsecured notes payable (23 promissory notes from 23 unrelated third parties bearing interest at 8%; all are in default.	$5,330,265
Unsecured notes payable to four related parties bearing no interest and due on demand.	561,511
Unsecured notes payable related party at 0% interest rate and in default	50,000
Secured line of credit at 8% interest rate due December 31, 2012	86,492
Total of Notes Payable	$6,028,268

All notes are in default except for the secured line of credit and there is currently no plan for repayment of these obligations.

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

With the bankruptcy filing on July 6, 2011, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.  On June 5, 2012, the Court dismissed the Bankruptcy proceeding and the Company accrued all interest expense through September 30, 2012.

On August 10, 2012, the Company converted an advance from shareholders to a note agreement with an unrelated note holder at 8% interest rate.  The note is due on December 31, 2012 and is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment.  The balance of this note at September 30, 2012 was $86,492.

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

Prior to the dismissal of the bankruptcy proceeding, we have been paying undisputed post-petition claims in the ordinary course of business. In addition, in a bankruptcy proceeding, we may reject pre-petition executory contracts and unexpired leases with respect to our operations, with the approval of the bankruptcy court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and were previously classified as “Liabilities subject to compromise” in our consolidated balance sheets. We previously notified all known claimants subject to the bar date of their need to file a proof of claim with the bankruptcy court. A bar date is the date by which claims against the Company must be filed if the claimants disagree with the amounts included in our schedule of assets and liabilities filed with the bankruptcy court and wish to receive any distribution in the bankruptcy filing.  Thus far, claimants filed 5 claims against our Company, asserting approximately $546,297 worth of liabilities.  The Company and our retained professionals are continuing to review and analyze the proofs of claim submitted by claimants and will investigate any material differences between these claims and liability amounts estimated by the Company.  The ultimate amount of such liabilities is not determinable at this time.

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

The Company has the following warrants outstanding and exercisable as of September 30, 2012:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

Warrants for 200,000 common shares issued April 27, 2007 with an exercise price of $1.00 expired, unexercised, on April 27, 2011. The outstanding warrants at September 30, 2012 have no intrinsic value and no expiration date.

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

As of January 1, 2009, we ceased operations of our medical imaging business and have discontinued operations of all of our business activities including Parentech, Inc., Retail Pilot, Inc., International MedLink, Inc., Amcare and Clarity Imaging International, Inc.

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

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

General and administrative expenses (“G&A”) totaled $67,400 for the three months ended September 30, 2012, compared to $32,500 in the 2011, respectively. G&A costs in 2012 and 2011 include the accrued salary of our sole officer and director totaling $30,000 for each three months.

Interest expense was $104,124 for the three months ended September 30, 2012 and none for 2011. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $7.3 million.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

General and administrative expenses (“G&A”) totaled as compared to $203,777 for the nine months ended September 30, 2012 compared to $418,420 for the 2011, respectively. G&A costs in 2012 and 2011 include the accrued salary of our sole officer and director totaling $90,000 for each nine months.

Interest expense was $533,147 for the nine months ended September 30, 2012 and $213,238 for 2011. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $7.3 million.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $60,956,523 as of September 30, 2012, current assets of $0, and current liabilities of $10,908,020 as of September 30, 2012. We are currently in default on all of our debt except for the secured line of credit and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we re-entered the development stage on January 1, 2009. During the nine months ended September 30, 2012, we incurred a net loss of $739,353 and at September 30, 2012 have an accumulated deficit of $60,956,523.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California (Case # 11-11264-11).  On June 5, 2012, the Court dismissed the Bankruptcy proceeding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the nine-month period ended September 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of September 30, 2012, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2011.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended September 30, 2012.

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

Registrant Date: November 14, 2012	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)