Form 10-K
period 2012-12-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2013-04-01
CIK 1344736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number:  000-51697

Bridgetech Holdings International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	21-1992090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2705 Garnet Avenue, Suite 2A, San Diego, CA	92109
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  (858) 847-9090

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

Large Accelerated Filer ☐                                                    Accelerated Filer ☐
Non-Accelerated Filer ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

On June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, 97,937,044 shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $.0039, based on the last sale price of $0.0039 per share of the Common Stock on that date.  For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2013, there were 97,937,044 shares of the registrant's common stock, par value $0.001, issued and outstanding and 100,000 shares of Series A preferred stock, par value $0.02, issued and outstanding.

Bridgetech Holdings International, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Other than as set out in this annual report, we have not been involved in any, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

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

As of January 1, 2009, the Company ceased operations of its medical imaging business and has discontinued operations of all of the companies activity including operations of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc

We are now a company with no operations. As of the date hereof, we have not been successful in any of our prior business operations.

Historically, we were able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

During the year ended December 31, 2012, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

Patents and Trademarks

We do not own any patents or trademarks.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.  PROPERTIES.

We are currently operating from 2705 Garnet Avenue, Suite 2A, San Diego, CA  92109.  Our office services and office space are provided without charge by the sole officer and director of our company. We do not anticipate that we will require any additional premises in the foreseeable future.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bridgetech common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcmarkets.com under the symbol “BGTHQ.”

At December 31, 2012, there were 97,937,044 shares of common stock of Bridgetech outstanding and there were approximately 261 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bridgetech’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2011
First Quarter (January – March 2011)	$0.04	$0.01
Second Quarter (April – June 2011)	$0.03	$0.01
Third Quarter (July – September 2011)	$0.01	$0.01
Fourth Quarter (October – December 2011)	$0.01	$0.01

Fiscal Year 2012
First Quarter (January – March 2012)	$0.007	$0.001
Second Quarter (April – June 2012)	$0.006	$0.004
Third Quarter (July – September 2012)	$0.004	$0.001
Fourth Quarter (October – December 2012)	$0.001	$0.001

On March 26, 2013, the closing bid price of our common stock was $0.0011.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2012. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Recent sales of unregistered securities

Other than as set forth below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q or in our current reports on Form 8-K filed during the year ended December 31, 2012.

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

On May 18, 2012, the Company issued 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past. The stock was trading at $0.006 on May 18, 2012 and the Company valued the shares at $6,000. A loss of $2,529 on settlement of the payable was recorded by the Company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2012, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

RESULTS OF OPERATIONS

 Fiscal Year Ended December 31, 2012, Compared to Fiscal Year Ended December 31, 2011

We currently have no operating activities.  As of January 1, 2009, we ceased operations of our medical imaging business and had discontinued the prior operations of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish the Company going forward.

General and administrative expenses (“SG&A”) totaled $261,989 in 2012, compared to $572,546 in 2011. SG&A costs in 2012 and 2011 include the accrued salary of our sole officer and director, legal, accounting, and audit fees.

Interest expense increased to $662,634 in 2012 compared to $213,238 in 2011. Interest expense in 2012 and 2011 includes accrued and unpaid interest paid on our debt with principal balances totaling $7.3 million.  The increase in interest expenses is related to the Stay from Bankruptcy while we were in a Chapter 11 Bankruptcy. In June 2012, we had to update the interest accrued to reflect the interest that was not accrued during the Bankruptcy Stay period.

Liquidity and Capital Resources

We have incurred a total accumulated deficit of $61,144,322 as of December 31, 2012, current assets were $0 and current liabilities were $11,095,819 as of December 31, 2012. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit and has not generated revenues for the years ended December 31, 2012 and 2011. During the year ended December 31, 2012, the Company incurred a net loss of $927,152 and at December 31, 2012 has total accumulated deficit of $61,144,322.

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

We filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California Case # 11-11264-11. Pre-petition liabilities that were subject to compromise were reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts classified at December 31, 2011 as “Liabilities subject to compromise” were subject to adjustments depending on bankruptcy court actions, developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events. As a result of the Court dismissing the bankruptcy proceeding on June 5, 2012, these liabilities are now reported based on the nature of the liability.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.

TABLE OF CONTENTS	Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	13

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets at December 31, 2012 and 2011	14

Consolidated Statements of Operations for the years ended December 31, 2012
and 2011 and the period from January 1, 2009 to December 31, 2012	15

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from
January 1, 2009 to December 31, 2012	16

Consolidated Statements of Cash Flows for the years ended December 31, 2012
and 2011 and the period from January 1, 2009 to December 31, 2012	17

Notes To Consolidated Financial Statements	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bridgetech Holdings International, Inc.
(A Development Stage Company)
Solana Beach, CA

We have audited the accompanying consolidated balance sheets of Bridgetech Holdings International, Inc., (A Development Stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from January 1, 2009 (date re-entered the development stage) to December 21, 2012.  Bridgetech Holdings International, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgetech Holdings International, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for the years then ended and for the period from January 1, 2009 (date re-entered the development stage) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Bridgetech Holdings International, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Bridgetech Holdings International, Inc. has suffered recurring losses from operations, has a working capital deficiency, and has not generated revenues for the years ended December 31, 2012 and 2011. Those conditions raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
April 1, 2013

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,269,939	$-
Accounts payable - related party	769,724	-
Accrued liabilites	1,009,921	-
Accrued interest	1,971,422	-
Accrued interest - related party	2,829	-
Notes payable - related parties	561,511	-
Notes payable	5,425,869	-
Revolving line of credit - related party	84,604	-
Liabilities subject to compromise	-	10,174,667
Total liabilities	11,095,819	10,174,667

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $.001 par value, 100,000,000 shares authorized;
97,937,044 and 96,937,044 issued and outstanding, respectively	97,937	96,937
Additional paid-in capital	49,950,366	49,945,366
Accumulated deficit - re-entered development stage on January 1, 2009	(2,814,617)	(1,887,465)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(11,095,819)	(10,174,667)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2012

			For the Period
			from
			January 1, 2009
	December 31,		through
	2012	2011	December 31, 2012

OPERATING EXPENSES:
General and administrative expenses	$261,989	$572,546	$1,134,535
Total operating expenses	261,989	572,546	1,134,535

OPERATING LOSS	(261,989)	(572,546)	(1,134,535)

OTHER INCOME (EXPENSE):
Interest expense	(662,634)	(213,238)	(1,677,553)
Loss on settlement of payables	(2,529)	-	(2,529)
TOTAL OTHER EXPENSES	(665,163)	(213,238)	(1,680,082)

NET LOSS	$(927,152)	$(785,784)	$(2,814,617)

NET LOSS PER COMMON SHARE:
Basic and diluted:	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted:	97,559,995	96,293,852

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2012
							Accumulated
					Additional		Deficit During
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

JANUARY 1, 2009	100,000	$200	30,852,030	$30,852	$49,097,602	$(58,329,705)	$-	$(9,201,051)

Stock issued for services	-	-	40,000,000	40,000	-	-	-	40,000

Net loss	-	-	-	-	-	-	(555,205)	(555,205)

DECEMBER 31, 2009	100,000	$200	70,852,030	$70,852	$49,097,602	$(58,329,705)	$(555,205)	$(9,716,256)

Stock issued for services	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(546,476)	(546,476)

DECEMBER 31, 2010	100,000	$200	70,852,030	$70,852	$49,097,602	$(58,329,705)	$(1,101,681)	$(10,262,732)

Stock issued for services	-	-	7,706,873	7,707	250,475	-	-	258,182

Stock issued for settlement of accrued liabilities	-	-	18,378,141	18,378	597,289	-	-	615,667

Net loss	-	-	-	-	-	-	(785,784)	(785,784)

DECEMBER 31, 2011	100,000	$200	96,937,044	$96,937	$49,945,366	$(58,329,705)	$(1,887,465)	$(10,174,667)

Stock issued for settlement of accounts payables	-	-	1,000,000	1,000	5,000	-	-	6,000

Net loss	-	-	-	-	-	-	(927,152)	(927,152)

DECEMBER 31, 2012	100,000	$200	97,937,044	$97,937	$49,950,366	$(58,329,705)	$(2,814,617)	$(11,095,819)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2012
			For the Period
			from
			January 1, 2009
	For the Year Ended December 31,		through
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(927,152)	$(785,784)	$(2,814,617)
Adjustments to reconcile net loss to net cash
from operating activities:
Common stock issued for services	-	258,182	298,182
Loss on settlement of payables	2,529	-	2,529
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	238,700	253,050	611,750
Accounts payable - related party	21,676	-	161,676
Accrued interest	662,635	213,237	1,677,553
Net cash used in operating activities	(1,612)	(61,315)	(62,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	61,315	61,315
Line of credit - related party	1,612	-	1,612
Net cash provided by financing activities	1,612	61,315	62,927

NET CHANGE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of advances to a line of credit - related party	$82,992	$-	$82,992
Reclass of payables to liabilities subject to compromise	$(9,998,042)	$9,988,042	$-
Common stock issued for payment of accrued liabilities	$6,000	$615,667	$621,667
Reclass of payables to notes payable	$45,604	$-	$45,604

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since it re-entered the development stage on January 1, 2009. During the year ended December 31, 2012, the Company incurred a net loss of $927,152 and at December 31, 2012 has an accumulated deficit since re-entering the development stage of $2,814,617.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing.  There can be no assurance that the Company’s efforts will be successful.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Bankruptcy Filing

On July 6, 2011, the Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California, which were being jointly administered under Case # 11-11264-PB11.   Management's decision to initiate the bankruptcy filing was in response to, among other things, the Company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from the Company’s creditors, was negatively impacting our Company’s ability to implement any turnaround strategy.  On June 5, 2012, the Court dismissed the bankruptcy proceeding.  The Bankruptcy was dismissed since the Company was unable to find a suitable merger partner to obtain a successfull reorganization.

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2012, the Company did not record any liabilities for uncertain tax positions.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations including the reclassification of amounts previously recorded as liabilities subject to compromise.

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

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of December 31, 2012:

December 31, 2012

Unsecured convertible notes payable (23 promissory notes from 23 unrelated third parties) bearing interest at 8%; all are in default	$5,375,869
Unsecured notes payable to four related parties bearing no interest and due on demand	561,511
Unsecured notes payable related party at 0% interest rate and in default	50,000
Secured line of credit at 8% interest rate and in default	84,604
Total notes payable	6,071,984
Less current portion	(6,071,984)
Long-term portion	$–

All notes are in default except for the secured line of credit and there is currently no plan for repayment of these obligations.

At any time prior to the payment in full of the entire balance of the convertible notes payable, the holders have the option of converting all or any portion of the unpaid balance of the convertible notes payable and any related accrued interest into shares of the Company’s common stock at conversion prices ranging from $0.25 to $1.50 per share, subject to adjustment upon certain events. The conversion price was based on the market price at the time of issuance of the convertible notes. If the holders of the convertible notes payable converted the entire principal and accrued interest balance of the convertible notes payable, they would receive approximately 8,880,000 shares of the Company’s common stock. The Company evaluated the terms of the convertible notes payable and concluded that none of the convertible notes payable had an embedded derivative feature; however, the Company concluded that certain convertible notes payable contained beneficial conversion features, since the convertible notes payable were convertible into shares of common stock at a discount to the market value of the common stock at the time of issuance. The discounts related to the beneficial conversion features were valued at approximately $2.0 million for 2006, $2.2 million for 2007, and $0 for 2008, 2009 and 2010 based on the intrinsic values of the discounts. The discounts were fully amortized at December 31, 2008 due to the short-term nature of the convertible notes payable (all notes had maturity dates prior to December 31, 2008). All convertible notes payable are in default and the Company has no ability to pay the outstanding balances of the convertible notes payable.

With the bankruptcy filing on July 6, 2011, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.  On June 5, 2012, the Court dismissed the Bankruptcy proceeding and the Company has accrued all interest expense from July 6, 2011 through December 31, 2012.

On August 10, 2012, the Company converted an advance from shareholders to a note agreement with an unrelated note holder at 8% interest rate.  The note was due on December 31, 2012 and is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment.  The balance of this note at December 31, 2012 was $84,604.  The Company is negotiating an extension and should have that completed in the next thirty (30) days.

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

NOTE 5 – EQUITY

Share-Based Compensation

2012

On May 18, 2012, the Company issued 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past.  The stock was trading at $0.006 on May 18, 2012 and the Company valued the stock at $6,000.  A loss of $2,529 on settlement of the payable was recorded by the Company.

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

The Company has the following warrants outstanding and exercisable as of December 31, 2012:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

Warrants for 200,000 common shares issued April 27, 2007 with an exercise price of $1.00 expired, unexercised, on April 27, 2011. The outstanding warrants at December 31, 2012 have no intrinsic value and no expiration date.

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

NOTE 6 – INCOME TAXES

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2012	2011

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	(8.9%)	(8.9%)
Valuation allowance	42.9%	42.9%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2012	2011

Net operating loss carryforward	21,343,506	20,432,000
Valuation allowance	(21,343,506)	(20,432,000)

Net deferred income tax asset	$–	$–

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

Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2012, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized since they are not “more-likely-than-not”, realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

None.

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

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2012, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Scott D. Landow is our sole director, CEO and CFO since May, 2008.  In 2004, Mr. Landow co-founded the Company leveraging significant relationships in China & the U.S. to capitalize on proprietary opportunities in high growth segments of the healthcare industry.  He served as CEO and President until the completion of Q2 2005.  In July 2005 Mr. Landow founded Bond Laboratories, Inc., a publicly traded company that manufacturers innovative nutritional supplements and beverages where he served as CEO until August of 2009 and remains Chairman of the board of directors.  From August 2000 through February 2005, Mr. Landow was President of Parentech Inc., an emerging medical device company for newborns and infants that he merged to become publicly traded.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2012 and 2011 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.   Scott Landow defers his entire salary and expense reimbursement

2012 and 2011 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
Scott Landow Chairman	2011 2012	120,000 120,000		0 0	0 0	0 0	0 0	0	120,000 120,000

2012 and 2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Scott Landow	0	0	0	0	0	0	0	0	0

2012 and 2011 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Landow	2012	0	0	0	0
	2011	0	0	0	0

2012 and 2011 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow		0	0	0

2012 and 2011 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	0	0	0	0	0

2012 and 2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	0	0	0	0	0	0	0

2012 and 2011 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott Landow	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2012 and 2011 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott Landow	2012 2011	0 0	0 0	0 0	0 0	0 0

2012 and 2011 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Basic salary						-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of March 9, 2013, based on 97,937,044 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each director and executive officer and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

WWFD, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	21,250,000	22%
Small World Traders, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119 Scott D Landow 2705 Garnet Ave., Suite 2A San Diego, CA 92109 All Officers and Directors As a Group (1 persons)	Common Stock Common Stock	21,250,000 18,378,141(1)	22% 19%

(1)	Includes 100,000 shares of Series A 8% Cumulative Convertible Preferred Stock held by Landow Revocable Trust which Mr. Landow controls. Each share is convertible into one share of Common Stock.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General
Our authorized capital stock consists of 100,000,000 shares of common stock, par value $ 0.001, and 10,000,000 shares of preferred A stock, par value $ 0.002.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by GBH CPAs, PC:

Audit Fees
		2012	2011
Audit	(1)	$12,100	$11,300
Audit Related	(2)	-	-
Tax Fees	(3)	-	-
All Other	(4)	-	-

Total		$12,100	$11,300

(1)   Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)   During 2012, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.
(3)   During 2012, we did not incur fees for tax advice, tax planning and tax return preparation.
(4)   During 2012, we did not incur fees for other services.

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

Registrant Date: April 1, 2013	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chief Executive Officer (Principle Executive Officer), President, Sole Board Member (Principle Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 1, 2013	By: /s/ Scott Landow
Scott Landow
Chairman