Form 10-Q
period 2013-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2013-05-15
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
 ☒Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2013
Common stock, $0.001 par value	97,937,044

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012

TOTAL ASSETS	$-	$-

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,303,440	$1,269,939
Accounts payable - related party	769,724	769,724
Accrued liabilities	1,039,921	1,009,921
Accrued interest	2,077,480	1,971,422
Accrued interest - related party	4,703	2,829
Notes payable - related parties	561,511	561,511
Notes payable	5,425,869	5,425,869
Revolving line of credit - related party	94,996	84,604
Total liabilities	11,277,644	11,095,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.002 par value
10,000,000 shares authorized, 100,000 shares issued and outstanding	200	200
Common stock, $0.001 par value, 100,000,000 shares authorized;
97,937,044 shares issued and outstanding	97,937	97,937
Additional paid-in capital	49,950,366	49,950,366
Accumulated deficit - re-entered development stage on January 1, 2009	(2,996,442)	(2,814,617)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(11,277,644)	(11,095,819)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH MARCH 31, 2013
(Unaudited)
			For the Period
	For the Three Months Ended		from January 1, 2009
	March 31,		through March 31,
	2013	2012	2013

OPERATING EXPENSES:
General and administrative expenses	$73,892	$65,000	$1,208,427
Total operating expenses	73,892	65,000	1,208,427

OPERATING LOSS	(73,892)	(65,000)	(1,208,427)

OTHER INCOME (EXPENSE):
Interest expense	(107,931)	-	(1,785,486)
Loss on settlement of payables	-	-	(2,529)
TOTAL OTHER EXPENSES	(107,931)	-	(1,788,015)

NET LOSS	$(181,823)	$(65,000)	$(2,996,442)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,937,044	96,937,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH MARCH 31, 2013
(Unaudited)
			For the Period
	For the Three Months Ended		from January 1, 2009
	March 31,		through March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,823)	$(65,000)	$(2,996,442)
Adjustments to reconcile net loss to net cash
from operating activities:
Common stock issued for services	-	-	298,182
Loss on settlement of payables	-	-	2,529
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	63,500	60,000	675,250
Accounts payable - related party	-	5,000	161,676
Accrued interest - related party	1,874	-	1,874
Accrued interest	106,057	-	1,783,612
Net cash used in operating activities	(10,392)	-	(73,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	61,315
Line of credit - related party	10,392	-	12,004
Net cash provided by financing activities	10,392	-	73,319

NET CHANGE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of advances to a line of credit - related party	$-	$-	$82,992
Reclass of payables to notes payble	$-	$-	$45,604
Common stock issued for payment of accrued liabilities	$-	$615,667	$621,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since it re-entered the development stage on January 1, 2009. During the three months ended March 31, 2013, the Company incurred a net loss of $181,823 and at March 31, 2013 has an accumulated deficit since re-entering the development stage of $2,996,442.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.  Significant accounting policies are as follows:

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2013, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Unsecured convertible notes payable (23 promissory notes from 23 unrelated third parties bearing interest at 8%; all are in default	$5,375,869	$5,375,869
Unsecured notes payable to four related parties bearing no interest and due on demand	561,511	561,511
Unsecured notes payable related party at 0% interest rate and in default	50,000	50,000
Secured line of credit at 8% interest rate due December 31, 2013	94,996	84,604
Total of Notes Payable	$6,082,376	$6,071,984

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

With the bankruptcy filing on July 6, 2011, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.  On June 5, 2012, the Court dismissed the Bankruptcy proceeding and the Company has accrued all interest expense since then.

On August 10, 2012, the Company converted an advance from shareholders to a  revolving line of credit with a related note holder at 8% interest rate.  The note is due on December 31, 2013 and is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment.  The balance of this note at March 31, 2013 was $94,996.

NOTE 4 – EQUITY

Share-Based Compensation

2012

On May 18, 2012, the Company issued 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past.  The stock was trading at $0.006 per share on May 18, 2012 and the Company valued the stock at $6,000.  A loss of $2,529 on settlement of the payable was recorded by the Company.

Warrants

The Company has the following warrants outstanding and exercisable as of March 31, 2013:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

The outstanding warrants at March 31, 2013 have no intrinsic value and no expiration date.

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

*  *  *  *  *  *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012.

General and administrative expenses (“SG&A”) totaled $73,892 for the three months ended March 31, 2013, compared to $65,000 in the 2012. SG&A costs in 2013 and 2012 include the accrued salary of our sole officer and director, transfer agent, legal, accounting, and audit fees.

Interest expense was $107,931 for the three months ended March 31, 2013 and none for 2012. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $6 million. The increase in interest expenses is related to the Stay from Bankruptcy while we were in a Chapter 11 Bankruptcy. In June 2012, we had to update the interest accrued to reflect the interest that was not accrued during the Bankruptcy Stay period.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $61,326,147 as of March 31, 2013, current assets of $0, and current liabilities of $11,277,644 as of March 31, 2013. We are currently in default on all of our debt except for the secured line of credit and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we re-entered the development stage on January 1, 2009. During the three months ended March 31, 2013, we incurred a net loss of $181,823 and at March 31, 2013 have an accumulated deficit of $61,326,147.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California (Case # 11-11264-11).  On June 5, 2012, the Court dismissed the Bankruptcy proceeding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three-month period ended March 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of March 31, 2013, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2013, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2012.
b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. - RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. While not required for smaller reporting companies, we include the following risk factors in addition to the risk factors previously provided:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were in defaults upon senior securities during the quarter ended March 31, 2013.

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

Registrant Date: May 15, 2013	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)