Form 10-Q
period 2013-06-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2013-08-14
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2013
Common stock, $0.001 par value	97,937,044

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 2013

TABLE OF CONTENTS

		Page Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1a	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other information	17
Item 6.	Exhibits	17

CERTIFICATIONS

	Exhibit 31 – Management certification
	Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012

TOTAL ASSETS	$-	$-

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,327,540	$1,269,939
Accounts payable - related party	769,724	769,724
Accrued liabilities	1,039,921	1,009,921
Accrued interest	2,184,716	1,971,422
Accrued interest - related party	7,843	2,829
Notes payable	5,425,869	5,425,869
Notes payable - related parties	561,511	561,511
Revolving line of credit - related party	126,379	84,604
Total liabilities	11,443,503	11,095,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $0.001 par value, 100,000,000 shares authorized;
97,937,044 shares issued and outstanding	97,937	97,937
Additional paid-in capital	49,950,366	49,950,366
Accumulated deficit - re-entered development stage on January 1, 2009	(3,162,301)	(2,814,617)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(11,443,503)	(11,095,819)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH JUNE 30, 2013
(Unaudited)
					For the Period
	For the Three Months Ended		For the Six Months Ended		from January 1, 2009
	June 30,		June 30,		through June 30,
	2013	2012	2013	2012	2013

OPERATING EXPENSES:
General and administrative expenses	$67,975	$71,377	$141,867	$136,377	$1,276,402
Total operating expenses	67,975	71,377	141,867	136,377	1,276,402

OPERATING LOSS	(67,975)	(71,377)	(141,867)	(136,377)	(1,276,402)

OTHER INCOME (EXPENSE):
Other income	12,493	-	12,493	-	12,493
Interest expense	(110,379)	(429,023)	(218,310)	(429,023)	(1,895,863)
Loss on settlement of payables	-	(2,429)	-	(2,429)	(2,529)
TOTAL OTHER EXPENSES	(97,886)	(431,452)	(205,817)	(431,452)	(1,885,899)

NET LOSS	$(165,861)	$(502,829)	$(347,684)	$(567,829)	$(3,162,301)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,937,044	97,420,560	97,937,044	97,178,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH JUNE 30, 2013
(Unaudited)
			For the Period
	For the Six Months Ended		from January 1, 2009
	June 30,		through June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(347,684)	$(567,829)	$(3,162,301)
Adjustments to reconcile net loss to net cash
from operating activities:
Common stock issued for services	-	-	298,182
Loss on settlement of payables	-	2,429	2,529
Gain on the sale of E-Cash stock	(12,493)		(12,493)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	87,601	118,200	699,353
Accounts payable - related party	-	18,177	161,676
Accrued interest - related party	5,014	-	5,014
Accrued interest	213,294	429,023	1,890,847
Net cash used in operating activities	(54,268)	-	(117,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment	12,493	-	12,493
Net cash provided by financing activities	12,493	-	12,493

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	61,315
Line of credit - related party	54,268	-	55,878
Repayment of line of credit - related party	(12,493)	-	(12,493)
Net cash provided by financing activities	41,775	-	104,700

NET CHANGE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of advances to a line of credit - related party	$-	$-	$82,992
Reclass of payables to notes payble	$-	$-	$45,604
Common stock issued for payment of accrued liabilities	$-	$6,000	$621,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Bridgetech Holdings International, Inc. was a company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. We are no longer in this business. The entity that is the original predecessor of the Company was originally incorporated in Delaware on June 4, 1991. As of January 1, 2009, the Company ceased operations of its medical imaging business and discontinued operations of all of the its business activity including those of its wholly-owned subsidiaries, Parentech, Inc., Retail Pilot, Inc.,  International MedLink, Inc., and Clarity Imaging International, Inc. As a result of discontinuing all of its previous operations, the Company re-entered the development stage effective January 1, 2009. The Company currently has no operations. As of the date hereof, the Company has  not been successful in any of our prior business operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since it re-entered the development stage on January 1, 2009. During the three and six months ended June 30, 2013, the Company incurred a net loss of $165,861 and $347,684, respectively, and at June 30, 2013 has an accumulated deficit since re-entering the development stage of $3,162,301.

Bankruptcy Filing

On July 6, 2011, the Company and all of our U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California, which are being jointly administered under Case # 11-11264-PB11.   Management's decision to initiate the bankruptcy filing was in response to, among other things, the Company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from the Company’s creditors, was negatively impacting our Company’s ability to implement any turnaround strategy.  On June 5, 2012, the Court dismissed the bankruptcy proceeding, as management believed it was in the best interest of the Company.

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2013, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Unsecured convertible notes payable (23 promissory notes from 23 unrelated third parties bearing interest at 8%; all are in default)	$5,375,869	$5,375,869
Unsecured notes payable to unrelated third parties bearing no interest and due on demand	561,511	561,511
Unsecured notes payable related party at 0% interest rate and in default	50,000	50,000
Secured line of credit at 8% interest rate due December 31, 2013	126,379	84,604
Total of Notes Payable	$6,113,759	$6,071,984

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

On August 10, 2012, the Company converted an advance from shareholders to a note agreement with a related note holder at 8% interest rate.  The note is due on December 31, 2013 and is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment.  The balance of this note at June 30, 2013 was $126,379.

NOTE 4 – EQUITY

Share-Based Compensation

2012

On May 18, 2012, the Company issued 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past.  The stock was trading at $0.006 on May 18, 2012 and the Company valued the stock at $6,000.  A loss of $2,429 on settlement of the payable was recorded by the Company.

Warrants

The Company has the following warrants outstanding and exercisable as of June 30, 2013:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

The outstanding warrants at June 30, 2013 have no intrinsic value and no expiration date.

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

NOTE 5 – OTHER INCOME
In May and June of 2013 the Company sold 2,700 common shares of securities the Company held as an investment.  The Company had previously impaired this asset among other assets and recorded this sale as other income of $12,493.

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

RESULTS OF OPERATIONS

We presently have minimal operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish the Company going forward.

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012.

General and administrative expenses (“SG&A”) totaled $67,975 for the three months ended June 30, 2013, compared to $71,377 for the three months ended June 30, 2012. SG&A costs in 2013 and 2012 include the accrued salary of our sole officer and director, transfer agent, legal, accounting, and audit fees.

Other income was $12,493 for the three months ended June 30, 2013, compared to $0 for the three months ended June 30, 2012. Other income was from the sale of securities stock that was fully impaired in a prior year.

Interest expense was $110,379 for the three months ended June 30, 2013, compared to $429,023 for the three months ended June 30, 2012. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $7.3 million. The increase in interest expenses is related to the Stay from Bankruptcy while we were in a Chapter 11 Bankruptcy. In June 2012, we had to update the interest accrued to reflect the interest that was not accrued during the Bankruptcy Stay period.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012.

General and administrative expenses (“SG&A”) totaled $141,867 for the six months ended June 30, 2013, compared to $136,377 for the six months ended June 30, 2012. SG&A costs in 2013 and 2012 include the accrued salary of our sole officer and director, transfer agent, legal, accounting, and audit fees.

Interest expense was $218,310 for the six months ended June 30, 2013, compared to $429,023 for the six months ended June 30, 2012. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $7.3 million. The increase in interest expenses is related to the Stay from Bankruptcy while we were in a Chapter 11 Bankruptcy. In June 2012, we had to update the interest accrued to reflect the interest that was not accrued during the Bankruptcy Stay period.

Other income was $12,493 for the six months ended June 30, 2013, compared to $0 for the six months ended June 30, 2012. Other income was from the sale of securities that was fully impaired in a prior year.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $61,492,006 as of June 30, 2013, current assets of $0, and current liabilities of $11,443,503 as of June 30, 2013. We are currently in default on all of our debt except for the secured line of credit and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we re-entered the development stage on January 1, 2009. During the three months ended June 30, 2013, we incurred a net loss of $165,861 and six months ended June 30, 2013, we incurred a net loss of $347,684.  At June 30, 2013 we have an accumulated deficit of $61,490,816.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California (Case # 11-11264-11).  On June 5, 2012, the Court dismissed the Bankruptcy proceeding.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have minimal business activity as of the six month period ended June 30, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of June 30, 2013, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2013, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2012.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. - RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were continuing defaults upon senior securities during the quarter ended June 30, 2013.

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

Registrant Date: August 14, 2013	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principal Executive Officer, Principlal Financial Officer)