Form 10-Q
period 2013-09-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2013-11-13
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
  ☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common stock, $0.001 par value	97,937,044

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012

Cash	$238	$-
TOTAL ASSETS	$238	$-

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,359,911	$1,269,939
Accounts payable - related party	769,724	769,724
Accrued liabilities	1,039,921	1,009,921
Accrued interest	2,293,131	1,971,422
Accrued interest - related party	13,596	2,829
Notes payable	5,425,869	5,425,869
Notes payable - related parties	561,511	561,511
Revolving line of credit - related party	180,182	84,604
Total liabilities	11,643,845	11,095,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $0.001 par value, 100,000,000 shares authorized;
97,937,044 shares issued and outstanding	97,937	97,937
Additional paid-in capital	49,950,366	49,950,366
Accumulated deficit - re-entered development stage on January 1, 2009	(3,362,405)	(2,814,617)
Accumulated deficit	(58,329,705)	(58,329,705)
Total stockholders' deficit	(11,643,607)	(11,095,819)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$238	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2013
(Unaudited)
					For the Period
	For the Three Months Ended		For the Nine Months Ended		from January 1, 2009
	September 30,		September 30,		through September 30,
	2013	2012	2013	2012	2013

OPERATING EXPENSES:
General and administrative expenses	$97,623	$67,400	$239,491	$203,777	$1,374,026
Total operating expenses	97,623	67,400	239,491	203,777	1,374,026

OPERATING LOSS	(97,623)	(67,400)	(239,491)	(203,777)	(1,374,026)

OTHER INCOME (EXPENSE):
Gain on sale of assets	11,686	-	24,179	-	24,179
Interest expense	(114,168)	(104,124)	(332,476)	(533,147)	(2,010,029)
Loss on settlement of payables	-	-	-	(2,429)	(2,529)
TOTAL OTHER INCOME (EXPENSE)	(102,482)	(104,124)	(308,297)	(535,576)	(1,988,379)

NET LOSS	$(200,105)	$(171,524)	$(547,788)	$(739,353)	$(3,362,405)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,937,044	97,937,044	97,937,044	97,433,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 FOR THE PERIOD
FROM JANUARY 1, 2009 (RE-ENTERED THE DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2013
(Unaudited)
			For the Period
	For the Nine Months Ended		from January 1, 2009
	September 30,		through September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(547,788)	$(739,353)	$(3,362,405)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	298,182
Loss on settlement of payables	-	2,429	2,529
Gain on the sale of E-Cash stock	(24,179)		(24,179)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	119,972	178,600	731,722
Accounts payable - related party	-	21,677	161,676
Accrued interest - related party	10,767	-	10,767
Accrued interest	321,709	533,147	1,999,262
Net cash used in operating activities	(119,519)	(3,500)	(182,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	24,179	-	24,179
Net cash provided by investing activities	24,179	-	24,179

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	61,315
Line of credit - related party	119,757	3,500	121,369
Repayment of line of credit - related party	(24,179)	-	(24,179)
Net cash provided by financing activities	95,578	3,500	158,505

NET CHANGE IN CASH	238	-	238
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$238	$-	$238

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of advances to a line of credit - related party	$-	$82,992	$82,992
Reclass of payables to notes payable	$-	$-	$45,604
Common stock issued for payment of accrued liabilities	$-	$6,000	$621,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Bridgetech Holdings International, Inc. (the “Company”) was a company previously focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. We are no longer in this business. The entity that is the original predecessor of the Company was originally incorporated in Delaware on June 4, 1991. As of January 1, 2009, the Company ceased operations of its medical imaging business and discontinued operations of all of the its business activity including those of its wholly-owned subsidiaries, Parentech, Inc., Retail Pilot, Inc.,  International MedLink, Inc., and Clarity Imaging International, Inc. as well Amcare (67% held by the Company). As a result of discontinuing all of its previous operations, the Company re-entered the development stage effective January 1, 2009. The Company currently has no operations. As of the date hereof, the Company has not been successful in any of its prior business operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.  However, the Company has a working capital deficit, has limited cash on hand, is in default of its outstanding debt agreements, and has not generated revenues since it re-entered the development stage on January 1, 2009. During the three and nine months ended September 30, 2013, the Company incurred a net loss of $200,105 and $547,788, respectively, and at September 30, 2013 has an accumulated deficit since re-entering the development stage of $3,362,405.

Bankruptcy Filing

On July 6, 2011, the Company and all of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California, which are being jointly administered under Case # 11-11264-PB11.   Management's decision to initiate the bankruptcy filing was in response to, among other things, the Company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from the Company’s creditors, was negatively impacting our Company’s ability to implement any turnaround strategy.  On June 5, 2012, the Court dismissed the bankruptcy proceeding. The Court dismissed the bankruptcy proceeding, as management believed it was the best interest of the Company.

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2013, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Unsecured convertible notes payable (23 promissory notes from 23 unrelated third parties bearing interest at 8%; all are in default)	$5,375,869	$5,375,869
Unsecured notes payable to unrelated third parties bearing no interest and due on demand	561,511	561,511
Unsecured notes payable related party at 0% interest rate and in default	50,000	50,000
Secured line of credit at 8% interest rate due December 31, 2013	180,182	84,604
Total of Notes Payable	$6,167,562	$6,071,984

All notes are in default except for the secured line of credit and there is currently no plan for repayment of these obligations.

At any time prior to the payment in full of the entire balance of the convertible notes payable, the holders have the option of converting all or any portion of the unpaid balance of the convertible notes payable and any related accrued interest into shares of the Company’s common stock at conversion prices ranging from $0.25 to $1.50 per share, subject to adjustment upon certain events. The conversion price was based on the market price at the time of issuance of the convertible notes. If the holders of the convertible notes payable converted the entire principal and accrued interest balance of the convertible notes payable, they would receive approximately 8,880,000 shares of the Company’s common stock. The Company evaluated the terms of the convertible notes payable and concluded that none of the convertible notes payable had an embedded derivative; however, the Company concluded that certain convertible notes payable contained beneficial conversion features, since the convertible notes payable were convertible into shares of Company common stock at a discount to the market value of the common stock at the time of issuance. The discounts related to the beneficial conversion features were valued at approximately $2.0 million for 2006, $2.2 million for 2007, and $0 for 2008, 2009 and 2010 based on the intrinsic values of the discounts. The discounts were fully amortized at December 31, 2008 due to the short-term nature of the convertible notes payable (all notes had maturity dates prior to December 31, 2008). All convertible notes payable are in default and the Company has no ability to pay the outstanding balances of the convertible notes payable.

With the bankruptcy filing on July 6, 2011, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.  On June 5, 2012, the Court dismissed the Bankruptcy proceeding and the Company has accrued all interest expense since then.

On August 10, 2012, the Company converted an advance from shareholders to a promissory note agreement with a related note holder at 8% interest rate.  The promissory note is due on December 31, 2013 and is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment.  The balance of this note at September 30, 2013 was $180,182.

NOTE 4 – EQUITY

Share-Based Compensation

2012

On May 18, 2012, the Company issued 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past.  The stock was trading at $0.006 on May 18, 2012 and the Company valued the stock at $6,000.  A loss of $2,429 on settlement of the payable was recorded by the Company.

Warrants

The Company has the following warrants outstanding and exercisable as of September 30, 2013:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

The outstanding warrants at September 30, 2013 have no intrinsic value and no expiration date.

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

NOTE 5 – OTHER INCOME

During the nine months ended September 30, 2013, the Company sold 3,900 common shares of securities the Company held as an investment. The Company had previously impaired this asset among other assets and recorded this sale as other income of $24,179.

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

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012.

General and administrative expenses (“SG&A”) totaled $97,623 for the three months ended September 30, 2013, compared to $67,400 for the three months ended September 30, 2012. SG&A costs in 2013 and 2012 include the accrued salary of our sole officer and director, transfer agent, legal, accounting, and audit fees.

Other income was $11,686 for the three months ended September 30, 2013, compared to $0 for the three months ended September 30, 2012. Other income was from the sale of securities stock that were fully impaired in a prior year.

Interest expense was $114,168 for the three months ended September 30, 2013, compared to $104,124 for the three months ended September 30, 2012. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $7.3 million.

Nine months Ended  September 30, 2013, Compared to Nine months Ended September 30, 2012.

General and administrative expenses (“SG&A”) totaled $239,491 for the nine months ended September 30, 2013, compared to $203,777 for the nine months ended September 30, 2012. SG&A costs in 2013 and 2012 include the accrued salary of our sole officer and director, transfer agent, legal, accounting, and audit fees.

Interest expense was $332,476 for the nine months ended September 30, 2013, compared to $533,147 for the nine months ended September 30, 2012. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $7.3 million. The decrease in interest expenses is related to the Stay from Bankruptcy while we were in a Chapter 11 Bankruptcy. In June 2012, we had to update the interest accrued to reflect the interest that was not accrued during the Bankruptcy Stay period.

Other income was $24,179 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012. Other income was from the sale of securities that was fully impaired in a prior year.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $61,692,110 as of September 30, 2013, current assets of $238, and current liabilities of $11,643,845 as of September 30, 2013. We are currently in default on all of our debt except for the secured line of credit and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we re-entered the development stage on January 1, 2009. During the three months ended September 30, 2013, we incurred a net loss of $200,105 and nine months ended September 30, 2013, we incurred a net loss of $547,788.  At September 30, 2013 we have an accumulated deficit of $61,692,110.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California (Case # 11-11264-11).  On June 5, 2012, the Court dismissed the Bankruptcy proceeding.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have minimal business activity as of the nine-month period ended September 30, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of September 30, 2013, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2013, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2012.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were continuing defaults upon senior securities during the quarter ended September 30, 2013.

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

Registrant Date: November 14, 2013	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)