Form 10-K
period 2013-12-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2015-01-27
CIK 1344736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number:  000-51697

Bridgetech Holdings International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	21-1992090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2705 Garnet Avenue, Suite 2A San Diego, California	92109
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  (858) 847-9090

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, Par Value of $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]     No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  [  ]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  []     No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]     No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                                                    Accelerated Filer ☐
Non-Accelerated Filer ☐                                                      Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

On June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, 97,937,044 shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was Nil based on the last sale price of Nil per share of the Common Stock on that date.  For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 26, 2015, there were 97,937,044 shares of the registrant's common stock, par value $0.001, issued and outstanding and 100,000 shares of Series A preferred stock, par value $0.002, issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  ☐    No  ☒
DOCUMENTS INCORPORATED BY REFERENCE
None

Bridgetech Holdings International, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 and 2012

CERTIFICATIONS
Exhibit 31 – Management certification
Exhibit 32 –Sarbanes-Oxley Act

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

As of January 1, 2009, the Company ceased operations of its medical imaging business and has discontinued operations of all of the companies activity including of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc

On August 1, 2014, we formed Global Seafood AC Corporation.

Global Seafood AC Corporation

Global Seafood A.C. was established as an organic wholly owned subsidiary to develop and pursue a strategy to participate in the International Seafood Industry, taking advantage of the current consolidation going on in the overall food industry.    The company will look to enter the industry through the acquisition of a recognized industry player that brings with it, the ‘industry infrastructure’ to establish an immediate presence in the market.  There is no guarantee that the financing to accomplish this can be assembled.

We are now a company with no operations. As of the date hereof, we have not been successful in any of our prior business operations.

Historically, we were able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

During the year ended December 31, 2013, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bridgetech common stock was traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board)  www.otcmarkets.com under the symbol “BGTH.”

At December 31, 2013, there were 97,937,044 shares of common stock of Bridgetech outstanding and there were approximately 618 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bridgetech’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2013
First Quarter (January – March 2013)	$.01	$.01
Second Quarter (April – June 2013)	$.01	$.01
Third Quarter (July – September 2013)	$-	$-
Fourth Quarter (October – December 2013)	$-	$-
Fiscal Year 2012
First Quarter (January – March 2012)	$.007	$.001
Second Quarter (April – June 2012)	$.006	$.004
Third Quarter (July – September 2012)	$.004	$.001
Fourth Quarter (October – December 2012)	$.002	$.001

On April 14, 2013 our stock ceased trading.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2013. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bridgetech’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has two stock option plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Stock Option Plan (the “2005 Plan”). There are currently no options outstanding under the 2001 Plan, and 5,000,000 options remain available for future issuance under the 2005 Plan. The Company does not intend to grant any more options under the 2001 Plan. The Company’s 2005 Plan, which was implemented after the reverse split, provides for the grant of options to purchase up to 5,000,000 shares of the Company’s common stock at consideration to be determined from time-to-time by the Company’s Board of Directors. Both plans have been approved by the Company’s Board of Directors and shareholders.

A total of 5,000,000 shares were reserved for issuance from time to time under the 2005 Plan. This number would be adjusted in the event of any change in the outstanding common stock of the Company by reason of any stock dividend, stock split or similar corporate change. If an option granted under the 2005 Plan expires or otherwise terminates without having been exercised, the shares of common stock subject to such option shall be available for grant again under the 2005 Plan. In July 2007, the Company granted 4,660,000 options under the 2005 Plan. As of January 26, 2015 none of these options were still outstanding.

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	10,000,000
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	- 0 -	- 0 -	10,000,000

Recent sales of unregistered securities

Other than as set forth below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q or in our current reports on Form 8-K filed during the year ended December 31, 2013.

On May 18, 2012, the Company issued 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past. The stock was trading at $0.006 on May 18, 2012 and the Company valued the shares at $6,000. A loss of $2,529 on settlement of the payable was recorded by the Company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2013, the Company did not record any liabilities for uncertain tax positions.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

☐	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. measurement

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2013, Compared to Fiscal Year Ended December 31, 2012

We currently have no operating activities.  As of January 1, 2009, we ceased operations of our medical imaging business and had discontinued the prior operations of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.

On August 1, 2014, we formed Global Seafood A.C. Corporation.

Global Seafood A.C. was established as an organic wholly owned subsidiary to develop and pursue a strategy to participate in the International Seafood Industry, taking advantage of the current consolidation going on in the overall food industry.    The company will look to enter the industry through the acquisition of a recognized industry player that brings with it, the ‘industry infrastructure’ to establish an immediate presence in the market.  There is no guarantee that the financing to accomplish this can be assembled.

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish the Company going forward.

General and administrative expenses (“SG&A”) totaled $271,763 in 2013, compared to $261,989 in 2012. SG&A costs in 2013 and 2012 include the accrued salary of our sole officer and director.

Interest expense decreased to $338,583 in 2013 compared to $662,634 in 2012. Interest expense in 2013 reduced due to the reduction in debt through debt mitigation.

Gain on extinguishment of debt increased to $8,194,406 from Nil for year ended December 31, 2013 and 2012, respectively.  The increase is from the extinguishment of debt through debt mitigation.

The Company wrote off $9 million of liabilities

Liquidity and Capital Resources

We have incurred an accumulated deficit of approximately $53,534,683 as of December 31, 2013, current assets were $116 and current liabilities were approximately $1,885,061 as of December 31, 2013. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them. As of December 31, 2013, the total principal and interest arising from unpaid debt to unrelated third parties totaled approximately $1,654,426.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit and has not generated revenues for the years ended December 31, 2013 and 2012. During the year ended December 31, 2013 the Company incurred a net income of $7,609,639 and at December 31, 2013 has an accumulated deficit of $53,534,683.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

ITEM 8.  FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.

TABLE OF CONTENTS

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1 - F-2

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets at December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended
December 31, 2013 and 2012	F-4

Consolidated Statements of Stockholders’ Deficit for the years ended
December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2013 and 2012	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bridgetech Holdings International, Inc.
San Diego, CA

We have audited the accompanying consolidated balance sheets of Bridgetech Holdings International, Inc., and its subsidiaries (collectively the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  Bridgetech Holdings International, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgetech Holdings International, Inc. and its subsidiaries as of December 31, 2013, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has not generated revenues for the year ended December 31, 2013. Those conditions raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
January 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bridgetech Holdings International, Inc.
San Diego, CA

We have audited the accompanying consolidated balance sheet of Bridgetech Holdings International, Inc., (the “Company”) as of December 31, 2012, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  Bridgetech Holdings International, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgetech Holdings International, Inc. as of December 31, 2012, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Bridgetech Holdings International, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Bridgetech Holdings International, Inc. has suffered recurring losses from operations, has a working capital deficiency, and has not generated revenues for the years ended December 31, 2012. Those conditions raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 1, 2013

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

Cash	$116	$-
TOTAL ASSETS	$116	$-

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$-	$1,269,939
Accounts payable - related party	-	769,724
Accrued liabilities	-	1,009,921
Accrued interest	501,426	1,971,422
Accrued interest - related party	19,703	2,829
Notes payable - related parties	-	561,511
Convertible notes payable	1,153,000	5,425,869
Revolving line of credit - related party	210,932	84,604
Total liabilities	1,885,061	11,095,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $0.001 par value, 100,000,000 shares authorized;
97,937,044 and 97,937,044 shares issued and outstanding, respectively	97,937	97,937
Additional paid-in capital	51,551,601	49,950,366
Accumulated deficit	(53,534,683)	(61,144,322)
Total stockholders' deficit	(1,884,945)	(11,095,819)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$116	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Years Ended
	December 31,
	2013	2012

OPERATING EXPENSES:
General and administrative expenses	$271,763	$261,989
Total operating expenses	271,763	261,989

OPERATING LOSS	(271,763)	(261,989)

OTHER INCOME (EXPENSE):
Gain on sale of assets	25,579	-
Interest expense	(338,583)	(662,634)
Gain on extinguishment of debt	8,194,406	-
Loss on settlement of payables	-	(2,529)
TOTAL OTHER INCOME (EXPENSE)	7,881,402	(665,163)

NET INCOME (LOSS)	$7,609,639	$(927,152)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.08	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,937,044	97,559,995

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2011	100,000	$200	96,937,044	$96,937	$49,945,366	$(60,217,170)	$(10,174,667)

Stock issued for settlement of accounts payable	-	-	1,000,000	1,000	5,000	-	6,000

Net loss	-	-	-	-	-	(927,152)	(927,152)

DECEMBER 31, 2012	100,000	$200	97,937,044	$97,937	$49,950,366	$(61,144,322)	$(11,095,819)

Exstinguisment of related party debt					1,601,235		1,601,235

Net income	-	-	-	-	-	7,609,639	7,609,639

DECEMBER 31, 2013	100,000	$200	97,937,044	$97,937	$51,551,601	$(53,534,683)	$(1,884,945)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

	For years ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,609,639	$(927,152)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Gain on extinguishment of debt	(8,194,406)	-
Loss on settlement of payables	-	2,529
Gain on the sale of E-Cash stock	(25,579)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	119,972	238,700
Accounts payable - related party	-	21,676
Accrued interest	338,583	662,635
Net cash used in operating activities	(151,791)	(1,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	25,579	-
Net cash provided by financing activities	25,579	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit - related party	178,807	1,612
Repayment of line of credit - related party	(52,479)	-
Net cash provided by financing activities	126,328	1,612

NET CHANGE IN CASH	116	-
CASH, BEGINNING OF PERIOD	$-	-
CASH, END OF PERIOD	$116	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of advances to a line of credit - related party	$-	$82,992
Reclass of payables to liabilities subject to compromise	$-	$(9,998,042)
Common stock issued for payment of accrued liabilities	$-	$6,000
Extinguishment of related party debt	$1,601,235	$-
Reclass of payables to notes payable	$-	$45,604

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS AND GOING CONCERN

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.  However, the Company has a working capital deficit, has limited cash on hand, is in default of its outstanding debt agreements, and has not generated revenues since January 1, 2009. During the years ended December 31, 2013 and 2012, the Company incurred  net income of $7,609,638 and a net loss of $927,152, respectively, and at December 31, 2013 has an accumulated deficit of $53,534,683.  These factors rais substantial doubt about the ability of the Company to continue as a going concern.

Bankruptcy Filing

On July 6, 2011, the Company and all of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California, which were being jointly administered under Case # 11-11264-PB11.  Management's decision to initiate the bankruptcy filing was in response to, among other things, the Company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from the Company’s creditors, was negatively impacting our Company’s ability to implement any turnaround strategy. On June 5, 2012, the Court dismissed the bankruptcy proceeding. The Bankruptcy was dismissed since the Company was unable to find a suitable merger partner to obtain a successful reorganization.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America as follows:

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013 and 2012, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000.

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2013, the Company did not record any liabilities for uncertain tax positions.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share for all periods presented because the effects of the additional securities would be anti-dilutive.

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

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Unsecured convertible notes payable (24 promissory notes from 24 unrelated third parties bearing interest at 8%; all are in default)	$1,153,000	$5,375,869
Unsecured notes payable to related parties bearing no interest and due on demand	-	561,511
Unsecured notes payable related party at 0% interest rate and in default	-	50,000
Secured line of credit - related parties at 8% interest rate due December 31, 2013	210,932	84,604
Total of Notes Payable	$1,363,932	$6,071,984
2012

On August 10, 2012, the Company converted an advance from shareholders to a promissory note agreement with a related note holder at 8% interest rate.  The promissory note is due on December 31, 2013 and is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment.  The balance of this note at December 31, 2013 was $210,931.

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

2013

During the year ended December 31, 2013, the Company conducted analysis on past due notes payable to creditors, and determined that the statute of limitations for certain notes has elapsed or the related parties waived the balance. Therefore the decrease in balance for unsecured convertible notes payable, notes payable and notes payable related parties were either written off as an early extinguishment of debt or re-classed to additional paid in capital for related parties notes payable. See note 4.

During the year ended December 31, 2013 the Company received proceeds of $178,807 and made payment of $52,479 from line of credit – related party.

For the notes that are still outstanding as of December 31, 2013, all notes are in default except for the secured line of credit and there is currently no plan for repayment of these obligations.

NOTE 4 – DEBT MITIGATION PROGRAM

The Company has significant liabilities. In order to attract potential capital, the Company has conducted an analysis of past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. We also obtained waivers on certain liabilities wherein the creditors waived the right to collect any amounts them might be owed. Based on our determinations and findings, during the year ended December 31, 2013, we have eliminated $9,795,641 in creditor liabilities which were all previously included in current liabilities in the accompanying balance sheet. The Company will continue to conduct this analysis going forward and eliminate obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, as received from the company, could be determined by the company as unenforceable.

	December 31, 2013	December 31, 2012
Debt Mitigation Program:
Accounts payable and accrued expenses	$2,129,832	$-
Accrued expenses related party	1,039,724
Accrued interest on notes	1,841,705
Unsecured convertible notes payable (20 promissory notes from 20 unrelated third parties bearing interest at 8%; all are in default)	4,222,869	-
Unsecured notes payable to related parties bearing no interest and due on demand	561,511	-

Total debt mitigation program	$9,795,641	$-
Gain on extinguishment of debt	$(8,194,406)	$-
Re-classification to additional paid-in capital (related parties)	$(1,601,235)	$-
Total liabilities written off	$(9,795,641)	$-

NOTE 5 – EQUITY

Share-Based Compensation

2013

None

2012

On May 18, 2012, the Company issued 1,000,000 shares of common stock to Colonial Stock Transfer as payment for services rendered in the past.  The stock was trading at $0.006 on May 18, 2012 and the Company valued the stock at $6,000.  A loss of $2,529 on settlement of the payable was recorded by the Company.

Warrants

The Company has the following warrants outstanding and exercisable as of December 30, 2013:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

The outstanding warrants at December 31, 2013 have no intrinsic value and no expiration date.

Stock Option Plans

The Company has two stock option plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Stock Option Plan (the “2005 Plan”). There are currently no options outstanding under the 2001 Plan or the 2005 Plan, and 5,000,000 and 5,000,000 options remain available for future issuance under the 2001 Plan and 2005 Plan, respectively. The Company does not intend to grant any more options under the 2001 Plan. The Company’s 2005 Plan provides for the grant of options to purchase up to 5,000,000 shares of the Company’s common stock at consideration to be determined from time-to-time by the Company’s Board of Directors.

NOTE 6 – OTHER INCOME

During the year ended December 31, 2013, the Company sold 3,900 common shares of securities the Company held as an investment. The Company had previously impaired this asset among other assets and recorded this sale as other income of $25,579.

NOTE 7 – INCOME TAXES

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2013	2012
Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	(8.9%)	(8.9%)
Valuation allowance	42.9%	42.9%
Effective tax rate	0.0%	0.0%

At December 31, 2013 and 2012 deferred tax assets consist of the following:

	December 31,
	2013	2012
Net operating loss carryforward	$17,132,723	$21,343,506
Valuation allowance	(17,132,723)	(21,343,506)

Net deferred income tax asset	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards. The Company has a net operating loss carryforward of approximately $50 million available to offset future taxable income through 2031. However, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective December 19, 2014, the Registrant dismissed GBH CPAs, PC as its independent registered public accounting firm.  During the years ended December 31, 2010, 2011, and 2012, and through the date of the termination of GBH CPAs, PC  there have been no disagreements with GBH CPAs, PC (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GBH CPAs, PC, would have caused them to make reference thereto in their report on financial statements for such years. On December 19, 2014, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged MaloneBailey LLP as its independent registered public accounting firm to audit the Registrant’s financial statements for the fiscal year ending December 31, 2013 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ended March 31, 2014.

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

Our management, including the chief executive officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2013, due to control deficiencies in two areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. Set forth below are the directors and officers of the Company as of December 21, 2014.

Scott Landow	59	President and Chief Executive Officer, Director, Principal Accounting Officer

The chief executive officer and sole director and officer of the Company will hold office until additional members or officers are duly elected and qualified.  The background and principal occupations of the sole officer and director of the Company is as follows:

Scott D. Landow is our sole director, CEO and CFO since May, 2008.  In 2004, Mr. Landow co-founded the Company leveraging significant relationships in China & the U.S. to capitalize on proprietary opportunities in high growth segments of the healthcare industry.  He served as CEO and President until the completion of Q2 2005.  In July 2005 Mr. Landow founded Bond Laboratories, Inc., a publicly traded company that manufactures innovative nutritional supplements and beverages where he served as CEO until August of 2009 and remained Chairman of the Board of Directors until 2011.  From August 2000 through February 2005, Mr. Landow was President of Parentech Inc., an emerging medical device company for newborns and infants that he merged to become publicly traded.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2013 and 2012 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.   Scott Landow defers his entire salary and expense reimbursement

2013 and 2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
Scott Landow Chairman	2012	120,000		0	0	0	0		120,000
	2013	120,000		0	0	0	0		120,000

2013 and 2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Landow	0	0	0	0	0	0	0	0	0

2013 and 2012 OPTION EXERCISES AND STOCK VESTED TABLE
		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Landow	2013	0	0	0	0
	2012	0	0	0	0

2013 and 2012 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow		0	0	0

2013 and 2012 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	0	0	0	0	0

2013 and 2012 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	0	0	0	0	0	0	0

2013 and 2012 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott Landow	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

2013 and 2012 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott Landow	2013	0	0	0	0	0
	2012	0	0	0	0	0

2013 and 2012 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Basic salary						-

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
.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 26, 2014, based on 97,937,044 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

WWFD, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	21,250,000 (1)	22%
Small World Traders, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	21,250,000(2)	22%
Small World Traders, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	18,378,141(2)	19%
Scott D. Landow 2705 Garnet Ave Suite 2a San Diego, CA 92109	Common Stock	225,000(3)	<1%
All Officers and Directors As a Group (1 persons)

(1)	Mr. Landow is the Manager of WWFD, LLC and indirectly is a minority beneficial owner.
(2)	Small World Trader, LLC has made a revolving line of credit available to the company that currently exceeds $200,000 and has a secured lien against the assets of the Company.
(3)	Includes 100,000 shares of Series A 8% Cumulative Convertible Preferred Stock held by Landow Revocable Trust which Mr. Landow controls. Each share is convertible into one share of Common Stock.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

The Company is managed by its key shareholder

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by GBH CPAs, PC for 2012 Reviews and Audit and 2013 Reviews; and MaloneBailey for 2013 Audit:

Audit/Review Fees
		2013	2012
Audit Fees	(1)	$4,500	$6,000
Review Fees	(2)	8,200	7,600
Tax	(3)	-	-
All Other	(4)	-	-

Total		$12,700	$13,600

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)
During 2013, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	During 2013, we did not incur fees for tax advice, tax planning and tax return preparation.
(4)	During 2013, we did not incur fees for other services.

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

Registrant Date: January 26, 2015	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chief Executive Officer (Principle Executive Officer), President, Sole Board Member (Principle Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 26, 2015	By: /s/ Scott Landow
Scott Landow
Chairman