Form 10-Q
period 2014-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2015-02-05
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q

____________________

(Mark One)

  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [_] No [X ]

As of February 3, 2015, there were 97,937,044 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No   [X]

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2014

CERTIFICATIONS
Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

As used in the footnotes to these financial statements, “we”, “us”, “our”, “Bridgetech International Holdings, Inc.”, “Bridgetech”, “Company” or “our company” refers to Bridgetech International Holdings, Inc. and all of its subsidiaries.

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
		(audited)

Cash	$98	$116
TOTAL ASSETS	$98	$116

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued interest	303,931	$501,426
Accrued interest - related party	23,864	19,703
Convertible notes payable	653,000	1,153,000
Revolving line of credit - related party	243,182	210,932
Total liabilities	1,223,977	1,885,061

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $.001 par value, 100,000,000 shares authorized;
97,937,044 shares issued and outstanding	97,937	97,937
Additional paid-in capital	51,551,601	51,551,601
Accumulated deficit	(52,873,617)	(53,534,683)
Total stockholders' deficit	(1,223,879)	(1,884,945)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$98	$116

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

OPERATING EXPENSES:
General and administrative expenses	$32,268	$73,892
Total operating expenses	32,268	73,892

OPERATING LOSS	(32,268)	(73,892)

OTHER INCOME (EXPENSE):
Interest expense	(25,042)	(107,931)
Gain on extinguishment of debt	718,376	-
TOTAL OTHER INCOME (EXPENSES)	693,334	(107,931)

NET INCOME (LOSS)	$661,066	$(181,823)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.01	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,937,044	97,937,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$661,066	$(181,823)
Adjustments to reconcile net loss to net cash
from operating activities:
Gain on extinguishment of debt	(718,376)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	63,500
Accrued interest - related party	4,161	1,874
Accrued interest	20,881	106,057
Net cash used in operating activities	(32,268)	(10,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit - related party	32,250	10,392
Net cash provided by financing activities	32,250	10,392

NET CHANGE IN CASH	(18)	-
CASH, BEGINNING OF PERIOD	116	-
CASH, END OF PERIOD	$98	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.  However, the Company has a working capital deficit, has limited cash on hand, is in default of its outstanding debt agreements, and has not generated revenues for years. During the three months ended March 31, 2014 and 2013, the Company incurred a net income of $661,066 (primarily through the extinguishment of debt) and a net loss of $181,823, respectively, and at March 31, 2014 had an accumulated deficit of $52,873,617.  There were no revenues. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 2 – NOTES PAYABLE AND RELATED PARTIES DEBT

Notes payable consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Unsecured convertible notes payable (promissory notes from unrelated third parties bearing interest at 8%; all are in default)	$653,000	$1,153,000
Secured line of credit – related parties at 8% interest rate due December 31, 2013; in default	243,182	210,932
Total of Notes Payable	$896,182	$1,363,932

On August 10, 2012, the Company converted an advance from shareholders to a promissory note agreement with a related note holder at 8% interest rate.  The promissory note was due on December 31, 2013 and is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment.  During the three months ended March 31, 2014, the Company received proceeds of $32,250. The balance of this note at March 31, 2014 was $243,182.

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

During the three months ended March 31, 2014, the Company conducted analysis on past due notes payable to creditors, and determined that the statute of limitations for certain notes has elapsed. Therefore the decrease in balance for unsecured convertible notes payable was written off as gain on extinguishment of debt. See note 3.

For the notes that are still outstanding as of March 31, 2014, all notes are in default and there is currently no plan for repayment of these obligations.

NOTE 3 – DEBT MITIGATION PROGRAM

The Company has significant liabilities. In order to attract potential capital, the Company has conducted an analysis of past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. We also obtained waivers on certain liabilities wherein the creditors waived the right to collect any amounts them might be owed.  Based on our determinations and findings, during the year ended December 31, 2013, we eliminated $9,795,641 in creditor liabilities which were all previously included in current liabilities in the balance sheet. During the three months ended March 31, 2014, the Company conducted an analysis going forward and eliminated obligations when such obligations are no longer enforceable based on applicable law in the amount of $718,376.

The following liabilities, as received from the Company, could be determined by the Company as unenforceable.

	March 31, 2014		December 31, 2013
Debt Mitigation Program:
Accounts payable and accrued expenses		$218,376	$2,129,832
Accrued expenses related party		-	1,039,724
Accrued interest on notes		-	1,841,705
Unsecured convertible notes payable (promissory notes from unrelated third parties bearing interest at 8%; all are in default)		500,000	4,222,869
Unsecured notes payable to related parties bearing no interest and due on demand		-	561,511

Total debt mitigation program		$718,376	$9,795,641
Gain on extinguishment of debt		$(718,376)	(8,194,406)
Re-classification to additional paid in capital (related parties)	$	(-)	$(1,601,235)
Total liabilities written off		$(718,376)	$(9,795,641)

NOTE 4 – EQUITY

Warrants

The Company has the following warrants outstanding and exercisable as of March 31, 2014:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

The outstanding warrants at March 31, 2014 have no intrinsic value and no expiration date.

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

NOTE 5 – SUBSEQUENT EVENTS

On August 1, 2014, we formed Global Seafood AC Corporation.

Global Seafood A.C. was established as a wholly owned subsidiary to develop and pursue a Strategy to participate in the International Seafood Industry, taking advantage of the current ongoing consolidation in the overall food industry.    We intend to enter the industry through the acquisition of a recognized industry player that brings with it, the ‘industry infrastructure’ to establish an immediate presence in the market.  There is no guarantee that the financing to accomplish this can be procured.

*  *  *  *  *  *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Bridgetech Holdings International, Inc. or on Bridgetech Holdings International, Inc.’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Bridgetech Holdings International, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This quarterly report on Form 10-Q, as quarterly reports on Form 10-Q and Form 10-K, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Bridgetech Holdings International, Inc.'s business and financial performance. Moreover, Bridgetech Holdings International, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Bridgetech Holdings International, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Bridgetech Holdings International, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

As used in this annual report, “we”, “us”, “our”, “Bridgetech”, “Bridgetech Holdings” or “our company” refers to Bridgetech Holdings International, Inc. and all of its subsidiaries.

ITEM 1.  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q or incorporated herein by reference, including those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our company, Bridgetech Holdings International, Inc. was a company focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. We are no longer in this business.

Other than as set out in this quarterly report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Corporate History

The entity that is the original predecessor of our company was originally incorporated in Delaware on June 4, 1991. From 1991 through 2002, this predecessor, which was originally named “Huggie Heart, Inc.,” engaged in several different businesses, a merger and several similar corporate transactions, and changed our name several times. In November 2002, this entity acquired Parentech, Inc., a Delaware corporation, and changed our name to “Parentech, Inc.”.  This business, however, generated only minimal revenues and could not support the Company’s ongoing operations. By the end of 2004, our management had begun to wind down our operations.

In February 2005, we merged with Bridgetech Holdings International, Inc. under the laws of the State of Florida (“Old Bridgetech”) and changed our name to “Bridgetech Holdings International, Inc.”

We are not actively developing this business and have ceased operations of all other businesses conducted by Parentech, Inc. prior to the transaction with Old Bridgetech. As of January 1, 2009, we ceased operations of our medical imaging business and discontinued operations of all of the companies’ activity including of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.

Future Strategies Acquisitions

We are now a company with no operations. As of the date hereof, we have not been successful in any of our prior business operations.

Historically, we were able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

During the year ended December 31, 2013 and through the initial quarter of 2014, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company.. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

Subsequent Events

On August 1, 2014, we formed Global Seafood AC Corporation.

Global Seafood AC Corporation

Global Seafood A.C. was established as a wholly owned subsidiary to develop and pursue a Strategy to participate in the International Seafood Industry, taking advantage of the current ongoing consolidation in the overall food industry.    We intend to enter the industry through the acquisition of a recognized industry player that brings with it, the ‘industry infrastructure’ to establish an immediate presence in the market.  There is no guarantee that the financing to accomplish this can be procured.

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

RESULTS OF OPERATIONS

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish our Company going forward.

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013.

General and administrative expenses (“SG&A”) totaled $32,268 for the three months ended March 31, 2014, compared to $73,892 for the three months ended March 31, 2013. SG&A costs in 2014 and 2013 include the salary of our sole officer and director, and rental expense.

Interest expense was $25,042 for the three months ended March 31, 2014, compared to $107,931 for the three months ended March 31, 2013. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $1.2 million. The decrease in interest expenses is because the Company mitigated its debt obligations during prior year and the first quarter of 2014. See note 3.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $52,873,617 as of March 31, 2014, current assets of $98, and current liabilities of $1,223,977 as of March 31, 2014. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues for years. During the three months ended March 31, 2014, we incurred a net income of $661,066 (primarily through the extinguishment of debt).  At March 31, 2014 we have an accumulated deficit of $52,873,617.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  We filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California (Case # 11-11264-11).  On June 5, 2012, the Court dismissed the Bankruptcy proceeding.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three-month period ended March 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of March 31, 2014, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2014, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2013.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were continuing defaults upon senior securities during the three months ended March 31, 2014.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(2)

(1) Incorporated by reference to exhibit 3(i) to the Company's Form 10-SB/12g filed on February 13, 2008.
(2) Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: February 4, 2015	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer,(Principal Executive Officer, Principal Financial Officer