Form 10-Q
period 2014-09-30
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2015-02-05
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q

____________________

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Transitional Small Business Disclosure Format Yes  ☐    No   [X]

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

TABLE OF CONTENTS

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

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   Operating results for the three months and nine ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
		(audited)

Cash	$15	$116
TOTAL ASSETS	$15	$116

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued interest	24,130	$501,426
Accrued interest - related party	32,325	19,703
Convertible notes payable	53,000	1,153,000
Revolving line of credit - related party	307,682	210,932
Total liabilities	417,137	1,885,061

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	$200	$200
Common stock, $.001 par value, 100,000,000 shares authorized;
97,937,044 shares issued and outstanding	97,937	97,937
Additional paid-in capital	51,551,601	51,551,601
Accumulated deficit	(52,066,860)	(53,534,683)
Total stockholders' deficit	(417,122)	(1,884,945)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$116

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

OPERATING EXPENSES:
General and administrative expenses	$32,316	$97,623	$96,851	$239,491
Total operating expenses	32,316	97,623	96,851	239,491

OPERATING LOSS	(32,316)	(97,623)	(96,851)	(239,491)

OTHER INCOME (EXPENSE):
Other income	-	11,686	-	24,179
Interest expense	(5,322)	(114,168)	(35,629)	(332,476)
Gain on exstinguisment of debt	-	-	1,600,303	-
TOTAL OTHER INCOME (EXPENSES)	(5,322)	(102,482)	1,564,674	(308,297)

NET INCOME (LOSS)	$(37,638)	$(200,105)	$1,467,823	$(547,788)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$0.01	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,937,044	97,937,044	97,937,044	97,937,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,467,823	$(547,788)
Adjustments to reconcile net loss to net cash
from operating activities:
Gain on the sale of E-Cash stock	-	(24,179)
Gain on exstinguishment of debt	(1,600,303)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	119,972
Accrued interest - related party	12,622	10,767
Accrued interest	23,007	321,709
Net cash used in operating activities	(96,851)	(119,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment	-	24,179
Net cash provided by investing activities	-	24,179

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit - related party	-	(24,179)
Line of credit - related party	96,750	119,757
Net cash provided by financing activities	96,750	95,578

NET CHANGE IN CASH	(101)	238
CASH, BEGINNING OF PERIOD	116	-
CASH, END OF PERIOD	$15	$238

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

On August 1, 2014, the Company formed Global Seafood AC Corporation.

Global Seafood A.C. was established as a wholly owned subsidiary to develop and pursue a Strategy to participate in the International Seafood Industry, taking advantage of the current ongoing consolidation in the overall food industry. We intend to enter the industry through the acquisition of a recognized industry player that brings with it, the ‘industry infrastructure’ to establish an immediate presence in the market.  There is no guarantee that the financing to accomplish this can be procured. There have been no operations from inception to September 30, 2014.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.  However, the Company has a working capital deficit, has limited cash on hand, is in default of its outstanding debt agreements, and has not generated revenues for years. During the nine months ended September 30, 2014 and 2013, the Company incurred a net income of $1,467,823 (primarily through the extinguishment of debt) and a net loss of $547,788, respectively, and at September 30, 2014 had an accumulated deficit of $52,066,860.  There were no revenues. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 2 – NOTES PAYABLE AND RELATED PARTIES DEBT

Notes payable consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Unsecured convertible notes payable (promissory notes from unrelated third parties bearing interest at 8%; all are in default)	$53,000	$1,153,000
Secured line of credit – related parties at 8% interest rate due December 31, 2013; in default	307,682	210,932
Total of Notes Payable	$360,682	$1,363,932

On August 10, 2012, the Company converted an advance from shareholders to a promissory note agreement with a related note holder at 8% interest rate.  The promissory note is due on December 31, 2013 and is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment. During the nine months ended September 30, 2014, the Company received proceeds of $96,750. The balance of this note at September 30, 2014 was $307,682.

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

During the nine months ended September 30, 2014, the Company conducted analysis on past due notes payable to creditors, and determined that the statute of limitations for certain notes has elapsed. Therefore the decrease in balance for unsecured convertible notes payable was written off as a gain on early extinguishment of debt. See note 3.

For the notes that are still outstanding as of September 30, 2014, all notes are in default and there is currently no plan for repayment of these obligations.

NOTE 3 – DEBT MITIGATION PROGRAM

The Company has significant liabilities. In order to attract potential capital, the Company has conducted an analysis of past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. We also obtained waivers on certain liabilities wherein the creditors waived the right to collect any amounts them might be owed.  Based on our determinations and findings, during the year ended December 31, 2013, we have eliminated $9,795,641 in creditor liabilities which were all previously included in current liabilities in the balance sheet. During the nine months ended September 30, 2014, the Company conducted an analysis going forward and eliminated obligations when such obligations are no longer enforceable based on applicable law in the amount of $1,600,303.

The following liabilities, as received from the Company, could be determined by the Company as unenforceable.

	September 30, 2014		December 31, 2013
Debt Mitigation Program:
Accounts payable and accrued expenses		$500,303	$2,129,832
Accrued expenses related party		-	1,039,724
Accrued interest on notes		-	1,841,705
Unsecured convertible notes payable (promissory notes from unrelated third parties bearing interest at 8%; all are in default)		1,100,000	4,222,869
Unsecured notes payable to related parties bearing no interest and due on demand		-	561,511

Total debt mitigation program		$1,600,303	$$9,795,641
Gain on extinguishment of debt		$(1,600,303)	$(8,194,406)
Re-classification to additional paid in capital (related parties)	$	(-)	$(1,601,235)
Total liabilities written off		$(1,600,303)	$(9,795,641)

NOTE 4 – EQUITY

Warrants

The Company has the following warrants outstanding and exercisable as of September 30, 2014:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

The outstanding warrants at September 30, 2014 have no intrinsic value and no expiration date.

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

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Bridgetech Holdings International, Inc. or on Bridgetech Holdings International, Inc.’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Bridgetech Holdings International, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This quarterly report on Form 10-Q, as with quarterly reports on Form 10-Q and Form 10-K, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Bridgetech Holdings International, Inc.'s business and financial performance. Moreover, Bridgetech Holdings International, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Bridgetech Holdings International, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Bridgetech Holdings International, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

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

We are not actively developing this business and have ceased operations of all other businesses conducted by Parentech, Inc. prior to the transaction with Old Bridgetech. As of January 1, 2009, we ceased operations of our medical imaging business and discontinued operations of all of the companies activity including of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.

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

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013.

General and administrative expenses (“SG&A”) totaled $32,316 for the three months ended September 30, 2014, compared to $97,623 for the three months ended September 30, 2013. SG&A costs in 2014 and 2013 include the salary of our sole officer and director, and rent expense.

Other income was $0 and $11,686 for the three months ended September 30, 2014 and 2013. Other income was from the sale of E-Cash stock that was fully impaired in a prior year.

Interest expense was $5,322 for the three months ended September 30, 2014, compared to $114,168 for the three months ended September 30, 2013. Interest expense includes accrued and unpaid interest on our debt. The decrease in interest expenses is because the Company mitigated its debt obligations during prior year and the first six months for 2014. See note 3.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013.

General and administrative expenses (“SG&A”) totaled $96,851 for the nine months ended September 30, 2014, compared to $239,491 for the nine months ended September 30, 2013. SG&A costs in 2014 and 2013 include the salary of our sole officer and director, and rent expense.

Other income was $0 for the nine months ended September 30, 2014, compared to $24,179 for the nine months ended September 30, 2013. Other income was from the sale of E-Cash stock that was fully impaired in a prior year.

Interest expense was $35,629 for the nine months ended September 30, 2014, compared to $332,476 for the nine months ended September 30, 2013. Interest expense includes accrued and unpaid interest on our debt. Interest expense includes accrued and unpaid interest on our debt. The decrease in interest expenses is because the Company mitigated its debt obligations during prior year and the first six months for 2014. See note 3.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $52,066,860 as of September 30, 2014, current assets of $15, and current liabilities of $417,137 as of September 30, 2014. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues for years. During the three months ended September 30, 2014, we incurred a net loss of $37,638 and for nine months ended September 30, 2014, the net gain was $1,467,823 (primarily through the extinguishment of debt).  At September 30, 2014 we have an accumulated deficit of $52,066,860.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  We filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California (Case # 11-11264-11).  On June 5, 2012, the Court dismissed the Bankruptcy proceeding.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K,  and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the nine-month period ended September 30, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of September 30, 2014, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2014, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2013.

b) Changes in Internal Control over Financial Reporting.

During the nine months ended September 30, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were continuing defaults upon senior securities during the nine months ended September 30, 2014.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(2)

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