Form 10-K
period 2014-12-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2015-02-12
CIK 1344736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number:  000-51697

Bridgetech Holdings International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	21-1992090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2705 Garnet Avenue, Suite 2A San Diego, California	92109
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  (858) 847-9090

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X ]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ ]     No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                                                      Accelerated Filer ☐
Non-Accelerated Filer ☐                                                      Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, 97,937,044 shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $0.00 based on the last sale price of $0.00 per share of the Common Stock on that date.  For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2015, there were 97,937,044 shares of the registrant's common stock, par value $0.001, issued and outstanding and 100,000 shares of Series A preferred stock, par value $0.002, issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  ☐    No  ☒
DOCUMENTS INCORPORATED BY REFERENCE
None

Bridgetech Holdings International, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 and 2012

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

In February 2005, the Company entered into a transaction with Old Bridgetech whereby the Company issued shares of common stock to the shareholders of Old Bridgetech in exchange for all of the outstanding stock of Old Bridgetech. In connection with this transaction, the Company changed its name to “Bridgetech Holdings International, Inc.”

We are not actively developing this business and have ceased operations of all other businesses conducted by Parentech, Inc. prior to the transaction with Old Bridgetech.

As of January 1, 2009, the Company ceased operations of its medical imaging business and has discontinued operations of all of the Company’s activity including of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.

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

During the year ended December 31, 2014, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

ITEM 2.  PROPERTIES.

We are currently operating from 2705 Garnet Ave Suite 2a San Diego, CA 92109.  Our office services and office space are provided without charge by the sole officer and director of our company. We do not anticipate that we will require any additional premises in the foreseeable future.

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

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bridgetech common stock was traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board)  www.otcmarkets.com under the symbol “BGTH.”   Bridgetech common stock ceased trading in the over-the-counter market on April 14, 2013.

At December 31, 2014, there were 97,937,044 shares of common stock of Bridgetech outstanding and there were approximately 618 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bridgetech’s common stock when it was trading.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2014
First Quarter (January – March 2014)	$--	$--
Second Quarter (April – June 2014)	$--	$--
Third Quarter (July – September 2014)	$--	$--
Fourth Quarter (October – December 2014)	$--	$--
Fiscal Year 2013
First Quarter (January – March 2013)	$.01	$.01
Second Quarter (April – June 2013)	$.01	$.01
Third Quarter (July – September 2013)	$--	$--
Fourth Quarter (October – December 2013)	$--	$--

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2014. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bridgetech ‘s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

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

A total of 5,000,000 shares were reserved for issuance from time to time under the 2005 Plan. This number would be adjusted in the event of any change in the outstanding common stock of the Company by reason of any stock dividend, stock split or similar corporate change. If an option granted under the 2005 Plan expires or otherwise terminates without having been exercised, the shares of common stock subject to such option shall be available for grant again under the 2005 Plan. In July 2007, the Company granted 4,660,000 options under the 2005 Plan. As of February 12, 2015 none of these options were still outstanding.

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

Recent sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended December 31, 2014

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2014, the Company did not record any liabilities for uncertain tax positions.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

We currently have no operating activities.  As of January 1, 2009, we ceased operations of our medical imaging business and had discontinued the prior operations of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.  On August 1, 2014, we formed Global Seafood AC Corporation but, to date, it has no operations.

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish the Company going forward.

General and administrative expenses (“SG&A”) totaled $154,111 for the year ended December 31, 2014, compared to $271,763 for the year ended December 31, 2013. SG&A costs in 2014 and 2013 include the salary of our sole officer and director.

Interest Expense decreased to $40,951 for the year ended December 31, 2014 compared to $338,583 for the year ended December 31, 2013. Interest Expense in 2014 and 2013 reduced due to the reduction in debt through debt mitigation.

Gain on extinguishment of debt decreased to $1,600,303 from $8,194,406 for year ended December 31, 2014 and 2013, respectively.  The gain is from the extinguishment of debt through debt mitigation.

Liquidity and Capital Resources

We have incurred an accumulated deficit of approximately $52,129,442 as of December 31, 2014, current assets were $30,004 and current liabilities were approximately $509,708 as of December 31, 2014. We are currently in default on our convertible notes payable, and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them. As of December 31, 2014, the total principal and interest arising from unpaid debt to unrelated third parties and related parties totaled approximately $509,708.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit and has not generated revenues for the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, we incurred a net income of $1,405,241 (primarily through the extinguishment of debt) and at December 31, 2014 has an accumulated deficit of $52,129,442.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

ITEM 8.  FINANCIAL STATEMENTS

BRIDGETECH HOLDINGS INTERNATIONAL, INC.

TABLE OF CONTENTS

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets at December 31, 2014 and 2013	F-2

Consolidated Statements of Operations for the years ended
December 31, 2014 and 2013	F-3

Consolidated Statements of Stockholders’ Deficit for the years ended
December 31, 2014 and 2013	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2014 and 2013	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bridgetech Holdings International, Inc.
San Diego, CA

We have audited the accompanying consolidated balance sheets of Bridgetech Holdings International, Inc., and its subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Bridgetech Holdings International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgetech Holdings International, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has not generated revenues for the year ended December 31, 2014 and 2013. Those conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
February 12, 2015

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

Cash	$30,004	$116
TOTAL ASSETS	$30,004	$116

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued interest	$25,198	$501,426
Accrued interest - related party	36,578	19,703
Notes payable - related party	50,000	-
Convertible notes payable	53,000	1,153,000
Revolving line of credit - related party	344,932	210,932
Total liabilities	509,708	1,885,061

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $0.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $0.001 par value, 100,000,000 shares authorized;
97,937,044 and 97,937,044 shares issued and outstanding, respectively	97,937	97,937
Additional paid-in capital	51,551,601	51,551,601
Accumulated deficit	(52,129,442)	(53,534,683)
Total stockholders' deficit	(479,704)	(1,884,945)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,004	$116

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Years Ended
	December 31,
	2014	2013

OPERATING EXPENSES:
General and administrative expenses	$154,111	$271,763
Total operating expenses	154,111	271,763

OPERATING LOSS	(154,111)	(271,763)

OTHER INCOME (EXPENSE):
Gain on sale of assets	-	25,579
Interest expense	(40,951)	(338,583)
Gain on extinguishment of debt	1,600,303	8,194,406
TOTAL OTHER INCOME (EXPENSE)	1,559,352	7,881,402

NET INCOME (LOSS)	$1,405,241	$7,609,639

NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.01	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,937,044	97,937,044

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2012	100,000	$200	97,937,044	$97,937	$49,950,366	$(61,144,322)	$(11,095,819)

Exstinguisment of related party debt					1,601,235		1,601,235

Net income	-	-	-	-	-	7,609,639	7,609,639

DECEMBER 31, 2013	100,000	$200	97,937,044	$97,937	$51,551,601	$(53,534,683)	$(1,884,945)

Net income	-	-	-	-	-	1,405,241	1,405,241

DECEMBER 31, 2014	100,000	$200	97,937,044	$97,937	$51,551,601	$(52,129,442)	$(479,704)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

	For years ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,405,241	$7,609,639
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain on extinguishment of debt	(1,600,303)	(8,194,406)
Gain on the sale of E-Cash stock	-	(25,579)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	119,972
Accrued interest	40,950	338,583
Net cash used in operating activities	(154,112)	(151,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	-	25,579
Net cash provided by financing activities	-	25,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	50,000	-
Proceeds from line of credit - related party	134,000	178,807
Repayment of line of credit - related party	-	(52,479)
Net cash provided by financing activities	184,000	126,328

NET CHANGE IN CASH	29,888	116
CASH, BEGINNING OF PERIOD	$116	$-
CASH, END OF PERIOD	$30,004	$116

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extinguishment of related party debt	$-	$1,601,235

The accompanying notes are an integral part of these consolidated financial statements.

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

On August 1, 2014, the Company formed Global Seafood AC Corporation which, to date, has no operations.

Global Seafood A.C. was established as a wholly owned subsidiary to develop and pursue a Strategy to participate in the International Seafood Industry, taking advantage of the current ongoing consolidation in the overall food industry. We intend to enter the industry through the acquisition of a recognized industry player that brings with it, the ‘industry infrastructure’ to establish an immediate presence in the market. There is no guarantee that the financing to accomplish this can be procured. There have been no operations from inception to December 31, 2014.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.  However, the Company has a working capital deficit, has limited cash on hand, is in default of its outstanding debt agreements, and has not generated revenues for years. During the years ended December 31, 2014 and December 31, 2013, the Company incurred a net income of $1,405,241 and $7,609,639, respectively, and at December 31, 2014, has an accumulated deficit of $52,129,442. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Bankruptcy Filing

On July 6, 2011, the Company and all of its U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California, which were being jointly administered under Case # 11-11264-PB11.   Management's decision to initiate the bankruptcy filing was in response to, among other things, the Company’s deteriorating liquidity and management's conclusion that the challenges of successfully implementing additional financing initiatives and of obtaining necessary cost concessions from the Company’s creditors, was negatively impacting our Company’s ability to implement any turnaround strategy.  On June 5, 2012, the Court dismissed the bankruptcy proceeding. The Bankruptcy was dismissed since the Company was unable to find a suitable merger partner during the process to obtain a successful reorganization.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Principles of Consolidation

The consolidated financial statements include the accounts of Bridgetech Holdings International, Inc., Parentech, Inc., Retail Pilot, Inc. D/B/A Healthcare Pilot, International MedLink, Inc., Amcare and Clarity International, Inc, and Global Seafood AC Corporation. None of the Company’s subsidiaries have current operations.  All significant intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash and cash equivalents include cash on hand and cash in the bank. The Company maintains its cash in accounts held by large, globally recognized banks which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures these deposits up to $250,000.

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2014, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 3 – NOTES PAYABLE AND RELATED PARTY DEBT

Notes payable consist of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Unsecured convertible notes payable (promissory notes from unrelated third parties bearing interest at 8%; all are in default)	$53,000	$1,153,000
Secured notes payable from related party at 8% interest rate, due on March 15, 2015	50,000
Secured line of credit – related party, at 8% interest rate due March 30, 2015	344,932	210,932
Total of Notes Payable	$447,932	$1,363,932

Line of Credit Related Party

On August 10, 2012, the Company converted an advance from shareholders to a promissory note agreement with a related note holder at 8% interest rate.  The promissory note is due on December 31, 2013, and is extended to March 30, 2015. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and did not result in an extinguishment.

The line of credit is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment. During the year ended December 31, 2014, the Company received proceeds of $134,000. During the year ended December 31, 2013 the Company received proceeds of $178,807 and made payment of $52,479. The balance of this note as of December 31, 2014, and 2013 were $344,932, and $210,932, respectively.

Notes Payable Related Party

On December 15, 2014, the Company issued a $50,000 note to a related party, bearing interest rate at 8% per annum, and due on March 15, 2015. The note has a secured lien on all of the assets held by the Company, subordinated only to the secured line of credit as described above.

Convertible Notes Payable

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

During the year ended December 31, 2014 and 2013, the Company conducted analysis on past due notes payable to creditors, and determined that the statute of limitations for certain notes has elapsed or the related parties waived the balance. Therefore the creditor liabilities for which the statute of limitations has elapsed were either written off as a gain on extinguishment of debt or re-classed to additional paid in capital for related party’s notes payable. See note 4.

For the notes that are still outstanding as of December 31, 2014, all notes are in default except for the secured line of credit and the notes payable from related party, and there is currently no plan for repayment of these obligations.

NOTE 4 – DEBT MITIGATION PROGRAM

The Company has significant liabilities. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. We also obtained waivers on certain liabilities wherein the creditors waived the right to collect any amounts them might be owed. Based on our determinations and findings, during the year ended December 31, 2013, we eliminated $9,795,641 in creditor liabilities which were all previously included in current liabilities in the balance sheet. During the year ended December 31, 2014, we eliminated $1,600,303 in creditor liabilities. The Company will continue to conduct this analysis going forward and eliminate obligations when such obligations are no longer enforceable based on applicable law.

The following liabilities, as received from the company, could be determined by the company as unenforceable.

	December 31, 2014		December 31, 2013
Debt Mitigation Program:
Accounts payable and accrued expenses	$		$2,129,832
Accrued expenses related party			1,039,724
Accrued interest on notes		500,303	1,841,705
Unsecured convertible notes payable (promissory notes from unrelated third parties bearing interest at 8%; all are in default)		1,100,000	4,222,869
Unsecured notes payable to related parties bearing no interest and due on demand			561,511

Total debt mitigation program		$1,600,303	$9,795,641
Gain on extinguishment of debt		$(1,600,303)	$(8,194,406)
Re-classification to additional paid in capital (related parties)		$-	$(1,601,235)
Total liabilities written off		(1,600,303)	(9,795,641)

NOTE 5 – EQUITY

Warrants

The Company has the following warrants outstanding and exercisable as of December 31, 2014:
	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

The outstanding warrants at December 31, 2014 have no intrinsic value and no expiration date.

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

NOTE 7 – INCOME TAXES

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2014	2013
Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	(8.9%)	(8.9%)
Valuation allowance	42.9%	42.9%
Effective tax rate	0.0%	0.0%

At December 31, 2014 and 2013 deferred tax assets consist of the following:

	December 31,
	2014	2013
Net operating loss carryforward	$16,654,941	$17,132,723
Valuation allowance	$(16,654,941)	(17,132,723)

Net deferred income tax asset	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards. The Company has a net operating loss carryforward of approximately $49 million available to offset future taxable income through 2032. However, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

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

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2014, due to control deficiencies in two areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. Set forth below are the directors and officers of the Company as of December 31, 2014.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2014 and 2013 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.   Scott Landow defers his entire salary and expense reimbursement

2014 and 2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
Scott Landow Chairman	2014	120,000		0	0	0	0		120,000
	2013	120,000		0	0	0	0		120,000

2014 and 2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Landow	0	0	0	0	0	0	0	0	0

2014 and 2013 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Landow	2014	0	0	0	0
	2013	0	0	0	0

2014 and 2013 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow		0	0	0

2014 and 2013 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	0	0	0	0	0

2014 and 2013 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	0	0	0	0	0	0	0

2014 and 2013 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott Landow	2014	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0

2014 and 2013 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott Landow	2014	0	0	0	0	0
	2013	0	0	0	0	0

2014 and 2013 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Basic salary						-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2014, based on 97,937,044 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

WWFD, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	21,250,000 (1)	22%
Small World Traders, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	21,250,000 (2)	22%
Small World Traders, LLC 1350 E Flamingo Rd. #711 Las Vegas, NV 89119	Common Stock	18,378,141(2)	19%
Scott D Landow 777 S Hwy 101 Suite 215 Solana Beach, CA 92075	Common Stock	225,000(3)	<1%
All Officers and Directors As a Group (1 persons)

(1) (2) (3)

Mr. Landow is the Manager of WWFD, LLC and indirectly is a minority beneficial owner
Small World Trader, LLC has made a revolving line of credit available to the company that currently exceeds $200,000 and has a secured lien against the assets of the Company. Michael K. Low is the Manager of and Control Person with regards to the LLC’s activities.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by GBH CPAs, PC for 2013 Reviews and Audit; and MaloneBailey for 2013 Audit and 2014 Reviews and Audit:

Audit/Review Fees
		2014	2013
Audit Fees	(1)	$9,000	$4,500
Review Fees	(2)	-	8,200
Tax	(3)	-	-
All Other	(4)	-	-

Total		$9,000	$12,700

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)
During 2014, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	During 2014, we did not incur fees for tax advice, tax planning and tax return preparation.
(4)	During 2014, we did not incur fees for other services.

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

Registrant Date: February 12, 2015	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chief Executive Officer (Principle Executive Officer), President, Sole Board Member (Principle Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: February 12, 2015	By: /s/ Scott Landow
Scott Landow
Chairman