Form 10-Q
period 2015-03-31
BRIDGETECH HOLDINGS INTERNATIONAL INC
filed 2015-05-11
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [_] No [X ]

As of May 11, 2015, there were 97,937,044 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐ No [X]

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014

Cash	$22,803	$30,004
TOTAL ASSETS	$22,803	$30,004

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$227,068	$-
Accrued interest	26,232	25,198
Accrued interest - related party	43,404	36,578
Notes payable - related party	60,000	50,000
Convertible notes payable	53,000	53,000
Revolving line of credit - related party	377,200	344,932
Total liabilities	786,904	509,708

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value
10,000,000 shares authorized, 100,000 issued and outstanding	200	200
Common stock, $.001 par value, 100,000,000 shares authorized;
97,937,044 shares issued and outstanding	97,937	97,937
Additional paid-in capital	51,551,601	51,551,601
Accumulated deficit	(52,413,839)	(52,129,442)
Total stockholders' deficit	(764,101)	(479,704)

LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,803	$30,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING EXPENSES:
General and administrative expenses	$276,537	$32,268
Total operating expenses	276,537	32,268

OPERATING LOSS	(276,537)	(32,268)

OTHER INCOME (EXPENSE):
Interest expense	(7,860)	(25,042)
Gain on exstinguisment of debt	-	718,376
TOTAL OTHER INCOME (EXPENSES)	(7,860)	693,334

NET INCOME (LOSS)	$(284,397)	$661,066

NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.00)	$0.01

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
Basic and Diluted	97,937,044	97,937,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(284,397)	$661,066
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Gain on exstinguishment of debt	-	(718,376)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	227,068	-
Accrued interest - related party	6,826	4,161
Accrued interest	1,034	20,881
Net cash used in operating activities	(49,469)	(32,268)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from a note payable - related party	10,000	-
Proceeds from line of credit - related party	32,268	32,250
Net cash provided by financing activities	42,268	32,250

NET CHANGE IN CASH	(7,201)	(18)
CASH, BEGINNING OF PERIOD	30,004	116
CASH, END OF PERIOD	$22,803	$98

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGETECH HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

On August 1, 2014, the Company formed Global Seafood AC Corporation which, to date, has no operations.

Global Seafood A.C. was established as a wholly owned subsidiary to develop and pursue a Strategy to participate in the International Seafood Industry, taking advantage of the current ongoing consolidation in the overall food industry. We intend to enter the industry through the acquisition of a recognized industry player that brings with it, the ‘industry infrastructure’ to establish an immediate presence in the market. There is no guarantee that the financing to accomplish this can be procured. There have been no operations from inception to March 31, 2015.

On February 18, 2015, the Company executed an agreement with John Keeler & Co., Inc. and the Company (the "Merger Agreement"), whereby pursuant to the terms and conditions of that Merger Agreement, shareholders of John Keeler & Co., Inc. would acquire Two Million (post-split) (2,000,000) shares of our common stock (to be reflected on an amended Merger Agreement to be filed upon closing) in exchange for all the shares of common stock of John Keeler & Co., Inc., such that whereby John Keeler & Co., Inc. would become a wholly owned subsidiary of the Company.  The shares, when issued, shall bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act of 1933.  The closing of the transactions in the Merger Agreement is contingent upon satisfaction of closing conditions listed in the Merger Agreement. No assurances can be provided as to the closing of the transaction or as to the Closing Date.

The Merger Agreement was filed as Exhibit 2.1 on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 20, 2015.

Pursuant to Section 7.2 of the Agreement and Plan of Merger and Reorganization with John Keeler & Co., Inc. (“Agreement and Plan of Merger and Reorganization “) requires a 500 for 1 reverse split of the common and preferred stock of the Company and a name change of the Company. In addition, we are focusing our merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company.  We are in the process of satisfying these conditions.

John Keeler & Co., Inc.

John Keeler & Co., Inc. has been processing, packaging and selling pasteurized Blue Crab meat in the United States since 1995. Their products are currently sold in the United States, Mexico, Canada, the Caribbean, UK, France, Singapore & Hong Kong. John Keeler & Co., Inc. does business under the name Blue Star Foods.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern.  However, the Company has a working capital deficit, has limited cash on hand, is in default of its outstanding debt agreements, and has not generated revenues for years. During the three months ended March 31, 2015 and 2014, the Company incurred a net loss of ($284,397) and net income of $661,066 (primarily through the extinguishment of debt), respectively, and at March 31, 2015 had an accumulated deficit of $52,413,839.  There were no revenues. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 2 – NOTES PAYABLE AND RELATED PARTIES DEBT

Notes payable consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unsecured convertible notes payable ( promissory notes from unrelated third parties bearing interest at 8%; all are in default)	$53,000	$53,000
Secured notes payable from related party at 8% interest rate due December 31, 2015	60,000	50,000
Secured line of credit – related party at 8% interest rate due December 31, 2015	377,200	344,932

Total of Notes Payable	$490,200	$447,932

Line of Credit Related Party

On August 10, 2012, the Company converted an advance from shareholders to a promissory note agreement with a related note holder at 8% interest rate.  The promissory note was due on December 31, 2013, extended to March 30, 2015 and then extended to December 31, 2015, as of March 30, 2015. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and did not result in an extinguishment.

The line of credit is secured by all of the assets of the Company such as intellectual property, trademarks, formulations, and all equipment. During the quarter ended March 31, 2015, the Company received proceeds of $32,268.  The balance of this note as of March 31, 2015 and December 31, 2014 were $377,200, and $344,932, respectively.

Notes Payable Related Party

On December 15, 2014, the Company issued a $50,000 note to a related party, bearing interest rate at 8% per annum, and due on March 15, 2015. The note was increased to $60,000 and the due date was extended to December 31, 2015, on March 30, 2015.  The note has a secured lien on all of the assets held by the Company, subordinated only to the secured line of credit as described above. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and did not result in an extinguishment.

Convertible Notes Payable

As of March 31, 2015 and December 31, 2014, the Company had convertible notes payable in the amount of $53,000 at 8% interest rate. The notes are convertible at conversion prices ranging from $0.25 to $1.50 per share. These notes are currently in default.

NOTE 3 – EQUITY

Warrants

The Company has the following warrants outstanding and exercisable as of March 31, 2015:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	240,000	$1.50	None

The outstanding warrants at March 31, 2015 have no intrinsic value and no expiration date.

Stock Option Plans

The Company has two stock option plans: the 2001 Stock Option Plan (the “2001 Plan”) and the 2005 Stock Option Plan (the “2005 Plan”). There are currently no options outstanding under the 2001 Plan or the 2005 Plan, and 5.000,000 and 5,000,000 options remain available for future issuance under the 2001 Plan and 2005 Plan, respectively. The Company does not intend to grant any more options under the 2001 Plan. The Company’s 2005 Plan provides for the grant of options to purchase up to 5,000,000 shares of the Company’s common stock at consideration to be determined from time-to-time by the Company’s Board of Directors.

NOTE 4 – SUBSEQUENT EVENTS

On February 22, 2015, the Board of Directors and the holders of a majority of the voting power of the Company approved a resolution to effectuate a 500:1 Reverse Stock Split (“Reverse Stock Split”).  Under this Reverse Stock Split each 500 shares of the Company shares of Common Stock will be automatically converted into 1 share of Common Stock and each 500 shares of the Company’s Preferred Stock will be automatically converted into 1 share of Preferred Stock.  To avoid the issuance of fractional shares of Common Stock, the Company will issue an additional share to all holders of fractional shares.  In addition, the Company may round up any holdings that, as a result of the Reverse Stock Split, fall below 100 shares, to the total of 100 shares. The effective date of the Reverse Stock Split will be on or after May 23, 2015.

*  *  *  *  *  *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Corporate History

The entity that is the original predecessor of our company, originally named “Huggie Heart, Inc.,” was incorporated in Delaware on June 4, 1991. In November 2002, this entity acquired Parentech, Inc., a Delaware corporation, and changed our name to “Parentech, Inc.”.  In February 2005, we merged with Bridgetech Holdings International, Inc. under the laws of the State of Florida (“Old Bridgetech”) and changed our name to “Bridgetech Holdings International, Inc.

We are not actively developing this business and have ceased operations of all other businesses conducted by Parentech, Inc. prior to the transaction with Old Bridgetech. As of January 1, 2009, we ceased operations of our medical imaging business and discontinued operations of all of the company’s activity including of Retail Pilot, Inc., MedLink International, Inc. and Clarity Imaging International, Inc.

Future Strategies Acquisitions

We are now a company with no operations. As of the date hereof, we have not been successful in any of our prior business operations. Historically, we were able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

During the year ended December 31, 2014 and through the initial quarter of 2015, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company.

On August 1, 2014, the Company formed Global Seafood AC Corporation which, to date, has no operations.

Global Seafood A.C. was established as a wholly owned subsidiary to develop and pursue a Strategy to participate in the International Seafood Industry, taking advantage of the current ongoing consolidation in the overall food industry. We intend to enter the industry through the acquisition of a recognized industry player that brings with it, the ‘industry infrastructure’ to establish an immediate presence in the market. There is no guarantee that the financing to accomplish this can be procured. There have been no operations from inception to March 31, 2015.

On February 18, 2015, the Company executed an agreement with John Keeler & Co., Inc. and the Company (the "Merger Agreement"), whereby pursuant to the terms and conditions of that Merger Agreement, shareholders of John Keeler & Co., Inc. would acquire Two Million (post-split) (2,000,000) shares of our common stock (to be reflected on an amended Merger Agreement to be filed upon closing) in exchange for all the shares of common stock of John Keeler & Co., Inc., such that whereby John Keeler & Co., Inc. would become a wholly owned subsidiary of the Company.  The shares, when issued, shall bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act of 1933.  The closing of the transactions in the Merger Agreement is contingent upon satisfaction of closing conditions listed in the Merger Agreement. No assurances can be provided as to the closing of the transaction or as to the Closing Date.

The Merger Agreement was filed as Exhibit 2.1 on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 20, 2015.

Pursuant to Section 7.2 of the Agreement and Plan of Merger and Reorganization with John Keeler & Co., Inc. (“Agreement and Plan of Merger and Reorganization “) requires a 500 for 1 reverse split of the common and preferred stock of the Company and a name change of the Company. In addition, we are focusing our merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company.  We are in the process of satisfying these conditions.

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

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014.

General and administrative expenses (“SG&A”) totaled $276,537 for the three months ended March 31, 2015, compared to $32,268 for the three months ended March 31, 2014. SG&A costs in 2015 and 2014 include the salary of our sole officer and director, and rent.

Interest expense was $7,860 for the three months ended March 31, 2015, compared to $25,042 for the three months ended March 31, 2014. Interest expense includes accrued and unpaid interest on our debt with principal balances totaling approximately $490,200. The decrease in interest expenses is due to the reduction in debt through debt mitigation.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $52,413,839 as of March 31, 2015, current assets of $22,803, and current liabilities of $786,904 as of March 31, 2015. We are currently in default on the convertible notes payable and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues for years. During the three months ended March 31, 2015, we incurred a net loss of $284,397.  At March 31, 2015 we have an accumulated deficit of $52,413,839.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company filed a Chapter 11 Bankruptcy on July 6, 2011 in the Southern District of California (Case # 11-11264-11).  On June 5, 2012, the Court dismissed the Bankruptcy proceeding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three-month period ended March 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of March 31, 2015, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2015, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2014.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were continuing defaults upon senior securities during the quarter ended March 31, 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

2.1
Agreement and Plan of Merger and Reorganization by and among Bridgetech International Holdings, Inc., a Delaware Corporation, and Global Seafood AC Corporation, a Florida Corporation, and John Keeler & Co., Inc., a Florida Corporation, dated February 20, 2015.(2)

3.1	Articles of Incorporation (1)

3.2	Amendments to Articles of Incorporation(3)

3.1	Bylaws of the Corporation (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(3)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(3)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.(3)

(1) Incorporated by reference to the Company's Form 10-SB/12g filed on February 13, 2008.
(2) Incorporated by reference to the Company Current Report on Form 8-K, filed February 20, 2015. (3) Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: May 11, 2015	Bridgetech Holdings International, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer