Form 10-Q
period 2015-09-30
Global Seafood Holdings Corp
filed 2015-11-13
CIK 1344736

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015 there were 3,595,117 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ☐   No  ☒

GLOBAL SEAFOOD HOLDINGS CORPORATION
INDEX TO FORM 10-Q FILING
SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

As used in the footnotes to these financial statements, “we”, “us”, “our”, “Global Seafood International Holdings, Inc.”, “Bridgetech”, “Company” or “our company” refers to Global Seafood International Holdings, Inc. and all of its subsidiaries.

General

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

GLOBAL SEAFOOD HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014

Cash	376,276	30,004
Accounts Receivable	82,975	-
Prepaid expenses	9,000	-
TOTAL ASSETS	468,251	$30,004

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	392,887	-
Accrued interest - related party	-	61,776
Notes payable - related party	-	50,000
Convertible notes payable - related party	-	53,000
Revolving line of credit - related party	-	344,932
Total liabilities	392,887	509,708

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Series A 8% cumulative convertible preferred stock, $.002 par value
10,000,000 shares authorized, 200 issued and outstanding	-	-
Series B convertible preferred stock, $.02 par value
2,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized;
3,595,117 and 284,490 shares issued and outstanding	3,595	284
Additional paid-in capital	55,037,548	51,649,454
Accumulated deficit	(54,965,779)	(52,129,442)
Total stockholders' deficit	75,364	(479,704)

LIABILITIES AND STOCKHOLDERS' DEFICIT	468,251	30,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL SEAFOOD HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUE	$303,553	$-	$303,553	$-

COST OF REVENUE	250,390	-	250,390

GROSS PROFIT	53,163	-	53,163	-

OPERATING EXPENSES:
Public Markets Listing Exploration Expenses	38,150		377,899
Selling, general and administrative expenses	86,291	32,316	124,441	96,851
Total operating expenses	124,441	32,316	502,340	96,851

OPERATING LOSS	(71,278)	(32,316)	(449,177)	(96,851)

OTHER INCOME (EXPENSE):
Interest expense	-	(5,322)	(17,723)	(35,629)
Gain on extinguishment of debt	-	-	-	1,600,303
Loss on debt conversion	(2,369,437)	-	(2,369,437)	-
TOTAL OTHER INCOME (EXPENSE)	(2,369,437)	(5,322)	(2,387,160)	1,564,674

NET INCOME (LOSS)	$(2,440,715)	$(37,638)	$(2,836,337)	$1,467,823

NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.97)	$(0.13)	$(2.73)	$5.16

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
Basic and Diluted	2,524,023	284,490	1,039,204	284,490

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL SEAFOOD HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,836,337)	$1,467,823
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Gain on extinguishment of debt	-	(1,600,303)
Loss on debt conversion	2,369,437	-
Changes in operating assets and liabilities:
Accounts receivable	(82,975)	-
Prepaid expenses	(9,000)
Accounts payable and other accrued liabilities	392,887	-
Accrued interest - related party	17,724	35,629
Net cash used in operating activities	(148,264)	(96,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	480,000	-
Repayments on notes payable - related party	(60,000)	-
Proceeds from a note payable - related party	10,000	-
Proceeds from line of credit - related party	64,536	96,750
Net cash provided by financing activities	494,536	96,750

NET CHANGE IN CASH	346,272	(101)
CASH, BEGINNING OF PERIOD	30,004	116
CASH, END OF PERIOD	$376,276	$15

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Forgiveness of related party accrued interest	$27,778	$-
Conversion of related party convertible debt to shares of common stock	$53,000	$-
Conversion of related party line of credit and accrued interest to shares of common stock	$461,190	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL SEAFOOD HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

General

The accompanying unaudited consolidated financial statements of Global Seafood Holdings Corporation have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The unaudited consolidated financial statements should be read in conjunction with the December 31, 2014 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Basis and business presentation

On August 1, 2014, Global Seafood AC Corporation was established as a wholly owned subsidiary to develop and pursue a strategy to participate in the International Seafood Industry, taking advantage of the current consolidation going on in the overall food industry.

On February 18, 2015, the Company executed an agreement with John Keeler & Co., Inc. (the "Merger Agreement"), whereby pursuant to the terms and conditions of that Merger Agreement, shareholders of John Keeler & Co., Inc. would acquire shares of the Company common stock in exchange for all the shares of common stock of John Keeler & Co., Inc., such that whereby John Keeler & Co., Inc. would become a wholly owned subsidiary of the Company.   The shares, when issued, shall bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act of 1933.  The Merger Agreement was filed as Exhibit 2.1 on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 20, 2015.

On July 24, 2015, the Merger Agreement was subsequently amended to reflect the initial purchase of nineteen percent (19%) of John Keeler & Co., Inc. for consideration of ninety five thousand (95,000) shares of the Company’s Series B Convertible Preferred Shares, and a no shop clause permitting the Company to retain the option to purchase the remaining eighty one percent (81%) on or before December 31, 2016 for the consideration as per the terms and conditions of the Merger Agreement. The Series B Convertible Preferred Shares convert to shares of common stock on a ten for one basis and have voting rights in matters presented to the shareholders of one hundred votes for each share of common stock voted, except that, pursuant to the amendment to the Merger Agreement, John Keeler & Co., Inc. has waived all voting rights until the effective date of the merger. The Company, pursuant to the amendment to the Merger Agreement, has waived its voting rights in John Keeler & Co., Inc. until the effective date of the merger. The amendment to the Merger Agreement was filed as Exhibit 2.1 on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2015. The nineteen percent (19%) of John Keeler & Co., Inc. has been reserved by John Keeler & Co., Inc. but not delivered and the ninety five thousand (95,000) shares of the Company’s Series B Convertible Preferred Shares has been reserved but not delivered by the Company, both to be delivered concurrently with the acquisition of the remaining eighty one percent (81%) of John Keeler & Co., Inc. by the Company.

The original predecessor of the Company, (Huggie Hearts), was originally incorporated in Delaware on June 4, 1991. The immediate predecessor business/company, Bridgetech, was focused primarily on the business of facilitating the transfer of medical drugs, devices and diagnostics from the United States to China and other international locations. We are no longer in this business. As of January 1, 2009, the Company ceased and discontinued operations of all of its business activity. The Company’s name was changed from Bridgetech Holdings International, Inc. to Global Seafood Holdings Corporation, effective on May 18, 2015.

Global Seafood AC Corporation

On August 1, 2014, Global Seafood AC Corporation was established as a wholly owned subsidiary to develop and pursue a strategy to participate in the International Seafood Industry, taking advantage of the current consolidation going on in the overall food industry.  There were no operations from inception through June 30, 2015. On July 1st, 2015, the Company placed its first order for products under Global Seafood and revenues for the initial quarter of operations exceeded $300,000.

John Keeler & Co., Inc.

Located in Miami, Florida, John Keeler & Co., Inc. d/b/a Blue Star Foods (“Blue Star”) has been in business since 1995. The primary focus of Blue Star and current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States, Mexico, Canada, the Caribbean, United Kingdom, France, Singapore and Hong Kong under several brand names such as Blue Star, Seassentials, Oceanica, Pacifika and Harbor Banks.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Accounts receivable consist of unsecured obligations due from customers under normal trade terms, usually net 30 days. The Company grants credit to its customers based on the Company’s evaluation of a particular customer’s credit worthiness.

Allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Receivables are written off as uncollectible and deducted from the allowance for doubtful accounts after collection efforts have been deemed to be unsuccessful. Subsequent recoveries are netted against the provision for doubtful accounts expense. The Company generally does not charge interest on receivables.

Inventories

Substantially all of the Company’s inventory consists of packaged salmon located at public cold storage facilities.  The cost of inventory is primarily determined using the specific identification method.  Inventory is valued at the lower of cost or market, using the first-in, first-out method.

Merchandise is purchased cost and freight (“CFR”) shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or market based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the products are shipped, the risks of ownership transfer to the customer, price is fixed and determinable and collectability is reasonably assured. Revenue is stated net of sales returns and allowances.

Revenue is inclusive of shipping and handling fees and all related costs of shipping and handling related to sales to customers are categorized as cost of revenue.

Reclassification

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ equity

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – NOTES PAYABLE AND RELATED PARTIES DEBT

Notes payable consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Unsecured convertible notes payable from related third party bearing interest at 8%; all are in default	$-	$53,000
Secured notes payable from related party at 8% interest rate due December 31, 2015	-	50,000
Secured line of credit – related party at 8% interest rate due December 31, 2015	-	344,932
Total of Notes Payable	$-	$447,932

Line of Credit - Related Party

On August 10, 2012, the Company converted an advance from shareholders to a promissory note agreement with a related note holder at 8% interest rate. The promissory note, initially due on December 31, 2013, was extended to March 30, 2015 and then extended to December 31, 2015. The Company analyzed the modification of the term under FASB Accounting Standards Codification (“ASC”) 470-60, Trouble Debt Restructurings and ASC 470-50, Extinguishment of Debt. The Company determined the modification was not substantial and did not result in an extinguishment.

During the nine months ended September 30, 2015, the Company received proceeds of $64,536 under the line of credit. On July 29, 2015, the $409,468 principle and $51,722 accrued interest of the line of credit totaling $461,190, (representing 100% of the note obligation), were converted for 2,804,127 shares of common stock with a par value of $0.001 per share. The 2,804,127shares of common stock were valued at $2,804,127 for $1 per share, which is the cash sale price during the three months ended September 30, 2015. The Company recorded a non-cash loss of $2,342,937 on the conversion of the line of credit and its related accrued interest into shares of common stock.

The line of credit was secured by all of the Company’s assets such as intellectual property, trademarks, formulations, and equipment. The balance of the line of credit as of September 30, 2015 and December 31, 2014 were $0 and $344,932, respectively.

Notes Payable - Related Party

On December 15, 2014, the Company issued a $50,000 note to a related party, bearing interest rate at 8% per annum, and due on March 15, 2015. During the nine months ended September 30, 2015, the Company received another $10,000 proceeds and repaid $60,000 under the note and the due date was extended to December 31, 2015. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and did not result in an extinguishment.

The note had a secured lien on all of the assets held by the Company, subordinated only to the secured line of credit as described above. As of September 30, 2015 and December 31, 2014, the note had a balance of $0 and $50,000, respectively.

Convertible Notes Payable – Related Party

As of December 31, 2014, the Company had convertible notes payable to a related party in the amount of $53,000 at 8% interest rate. The notes were convertible at conversion prices ranging from $125 to $750 per share. These notes were in default prior to the conversion.  On August 3, 2015, the $53,000 convertible notes payable were converted to 26,500 shares of common stock with a par value of $0.001 per share and an aggregate 26,500 three year common stock purchase warrants with an exercise price of $1.50 per share.  The 26,500 warrants issued were estimated to have a fair value of $26,500 based on Black-Scholes model assuming maximum value, which were recorded as a non-cash loss on the conversion of convertible notes payable into shares of common stock.

As of September 30, 2015, there were no convertible notes payable. The $27,778 accrued interest on the convertible notes payable was forgiven by the related party debt holder and recognized as additional paid-in capital during the nine months ended September 31, 2015.

NOTE 4 – EQUITY

Warrants

The Company has the following warrants outstanding and exercisable as of September 30, 2015:

	Warrants	Exercise	Expiration
Date issued	Issued	Price	Date
December 23, 2006	480	$750	None
August 3, 2015	506,500	$1.50	August 3, 2018

The outstanding warrants at September 30, 2015 have no intrinsic value.

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

Reverse Stock Split

On February 22, 2015, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 500 shares of common stock and Series A preferred stock (the “Reverse Stock Split”). This amendment was approved and filed of record by the Delaware Secretary of State, effective May 18, 2015. To avoid the issuance of fractional shares of common stock, the Company issued an additional share to all holders of fractional shares. In addition, the Company rounded up any holdings that, as a result of the Reverse Stock Split, fall below 100 shares, to the total of 100 shares. The Company recorded a non-cash charge of $18,229 as a result of rounding shares up to 100 of any shareholders with less than 100 shares subsequent to the reverse stock split.

All share and per share amounts have been retroactively restated to reflect the split as if it had occurred on the first day of the first period presented.

Series B Convertible Preferred Stock

On July 21, 2105, the Company designated 2,000,000 shares of Series B Convertible Preferred Stock, $0.02 par value. The Series B Convertible Preferred Stock may convert to shares of common stock on a ten for one basis and has voting rights in matters presented to the shareholders of one hundred votes for each shares of common stock voted. There was no Series B preferred stock issued and outstanding as of September 30, 2015.

Offering

On August 3, 2015, the Company completed an offering in which the Company offered and sold 480,000 in units consisting of an aggregate of four hundred and eighty thousand (480,000) shares of common stock, $0.001 par value per share (the “Common Stock”) and an aggregate of four hundred and eighty thousand (480,000) three year common stock purchase warrants with an exercise price of $1.50 per share. The total purchase price for the offering is $480,000, at $1 per unit.

NOTE 5 – INVESTMENT IN JOHN KEELER & CO.

On February 18, 2015, the Company executed an agreement with John Keeler & Co., Inc. (the "Merger Agreement"), whereby pursuant to the terms and conditions of that Merger Agreement, shareholders of John Keeler & Co., Inc. would acquire shares of the Company common stock in exchange for all the shares of common stock of John Keeler & Co., Inc., such that whereby John Keeler & Co., Inc. would become a wholly owned subsidiary of the Company.

On July 24, 2015, the Merger Agreement was subsequently amended to reflect the initial purchase of nineteen percent (19%) of John Keeler & Co., Inc. as of July 24, 2015 for consideration of ninety five thousand (95,000) shares of our Series B Convertible Preferred Shares. On September 30, 2015, the Merger Agreement was further amended as follows: the nineteen percent (19%) of John Keeler & Co., Inc. will be  reserved by John Keeler & Co., Inc. but not delivered and the ninety five thousand (95,000) shares of the Company’s Series B Convertible Preferred Shares will be reserved but not delivered by the Company, both to be delivered concurrently with the acquisition of the remaining eighty one percent (81%) of John Keeler & Co., Inc. by the Company.

*  *  *  *  *  *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited consolidated interim financial statements and the accompanying related notes included in this quarterly report and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other documents filed with the SEC include additional factors which could impact Global Seafood Holdings Corporation's business and financial performance. Moreover, Global Seafood Holdings Corporation operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Global Seafood Holdings Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

Our company, Global Seafood Holdings Corporation, was established to execute a Roll-up Strategy focused on the Seafood Industry.

Other than as set out in this quarterly report and any prior reports, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of our business.

Corporate History

Global Seafood A.C. Corporation was established as a wholly owned subsidiary to develop and pursue a strategy to participate in the international seafood industry, taking advantage of the current ongoing consolidation in the overall food industry. We entered the industry in partnership with members of management of John Keeler & Co., a recognized industry player that brings with it, the ‘industry infrastructure’ to establish an immediate presence in the market.

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

On July 24, 2015, the Merger Agreement was subsequently amended to reflect the initial purchase of nineteen percent (19%) of John Keeler & Co., Inc. for consideration of ninety five thousand (95,000) shares of our Series B Convertible Preferred Shares, and a no shop clause permitting our company to retain the option to purchase the remaining eighty one percent (81%) on or before December 31, 2016 for the consideration as per the terms and conditions of the Merger Agreement. The Series B Convertible Preferred Shares convert to shares of common stock on a ten for one basis and have voting rights in matters presented to the shareholders of one hundred votes for each share of common stock voted, except that, pursuant to the amendment to the Merger Agreement, John Keeler & Co., Inc. has waived all voting rights until the effective date of the merger. Our company, pursuant to the amendment to the Merger Agreement, has waived our voting rights in John Keeler & Co., Inc. until the effective date of the merger. The amendment to the Merger Agreement was filed as Exhibit 2.1 on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2015. The nineteen percent (19%) of John Keeler & Co., Inc. has been reserved by John Keeler & Co., Inc. but not delivered and the ninety five thousand (95,000) shares of the Company’s Series B Convertible Preferred Shares has been reserved but not delivered by the Company, both to be delivered concurrently with the acquisition of the remaining eighty one percent (81%) of John Keeler & Co., Inc. by the Company.

The issuance of the securities above were effected in reliance on the exemptions for sales of securities not involving a public  offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the  "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On July 29, 2015, the Company converted certain secured debt for common shares; specifically the Revolving Line of Credit (principle and interest) totaling $461,190 was converted for 2,804,127 shares of the Company’s common stock. As a result, combined with converting the last two convertible notes (principle and interest)  totaling $80,778 on August 3, 2015, the Company no longer had any obligations to the above referenced Revolving Line of Credit or Convertible Debt.

The entity that is the original predecessor of our Company, originally named “Huggie Heart, Inc.,” was incorporated in Delaware on June 4, 1991. In November 2002, this entity acquired Parentech, Inc., a Delaware corporation, and changed our name to “Parentech, Inc.”. As of January 1, 2009, we discontinued operations of all the following subsidiaries; Retail Pilot, Inc., International MedLink, Inc. and Clarity Imaging International, Inc.
Effective May 18, 2015, we changed our name to “Global Seafood Holdings Corporation”.

Global Seafood AC Corporation

On August 1, 2014, Global Seafood AC Corporation was established as a wholly owned subsidiary to develop and pursue a strategy to participate in the international seafood industry, taking advantage of the current consolidation going on in the overall food industry.

During a consolidation market, which management contends began in the seafood industry several years ago and continues to get stronger, the size of the potential buyers group shrinks but the supply of inventory at the small and medium size business categories for sale actually grows, creating, in our opinion,  a very inefficient ‘Buyer’s Market’. Management’s vision is to utilize our status as a public entity to attract those smaller and medium entities, who are coming to grips with their rapidly diminishing ability to compete in light of the current seafood industry consolidation, necessitating pursuit of some kind of alliance or merger opportunity just to survive. Effecting this model, we anticipate becoming one of the limited number of remaining ‘buyers’ among the growing number of motivated sellers in the small-middle tier operators.

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

[FAO Seafood Outlook 2011.]

Acquisition Model Objectives and Exit Strategy;  In an industry consolidation market, the size of the potential buyers group  shrinks but the supply of inventory at the small and medium size business categories for sale actually grows, creating a very inefficient ‘Buyer’s Market’.

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

Margins: Since consolidation is often the result of markets maturing experiencing fewer growth opportunities, additional profits are now pursued by taking advantage of economies of scale by expanding a company’s footprint:

·	By acquiring competitors, effectively reducing supply choices for their customers, they minimize discounting, stabilize the market, and can slowly begin to increase prices.
·
As the major sources continue to grow in size, so does their purchasing power, putting pressure on component suppliers to reduce their prices, lured by the attraction of higher volumes or simply staying viable.

Dynamics: To achieve the expected cost savings and economies of scale, the new combined entity will eliminate infrastructure duplications. This can be accomplished by reducing the number of resources they purchase from, per category, which will enable a reduction in the buying staff and their support system. To stay viable, suppliers will be expected to grow in both size and vertical integration. The suppliers that survive the cuts will be expected to handle larger volumes, additional categories, covering more territories, at lower price points. (Example: four resources for product X might require oversight by a staff of eight, but encouraging one source to grow in capacity, and selection could reduce that staff number to four.)

Ability to be Active on the Buy and Sell sides of the Market: Keeping the acquisition window limited to the small and medium size target companies gives Global Seafood the unique flexibility to be a strategic buyer and seller, at the same time.

With each additional acquisition, the company grows closer to the size of a “Top Tier” entity. At some level of revenues, the company becomes an attractive target. Having grown without getting saddled with expensive long term debt, the company will be easier to finance for a buyer. If purchase premiums rise to a high enough level, we believe selling becomes a very positive exit strategy.

Buy Low/Sell High, but always be in the Market: In almost every market, opportunity moves from the buy side to the sell side and back again. By positioning Global Seafood as one of the only remaining ‘Ready Buyers’ to vulnerable and displaced small and medium size entities, we believe our company  will maintain its ‘Buy Low’ strategy. At the same time, each acquisition dramatically increases revenues, gradually attracting the attention of the remaining large entities. At some level, we contend, our company will move from ‘acquirer’ to ‘potential target’, potentially attracting bidding wars and premium offers that the few available targets in the size range enjoy.

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

·
These are the historically solid businesses that in all likelihood will not able to continue to compete and survive with what is left in the marketplace. With owners in their 60’s and 70’s with either no family members wanting to, or capable of, taking over the business, they now discover there are few buyers looking to cash out their lifetime of work.

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

Management believes that acquisitions made in the small to medium size of a category can be completed at smaller premiums. Private companies get valued substantially lower because there is no public market where they are traded, which adds value because of the liquidity factor. Private acquisitions often stem from the seller’s motivation to get out rather than the buyer’s desire for a purchase.

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

Margins: The aim of these deals is to take advantage of greater size, bring on more sophisticated management and reduce costs.  Additional profits are now achieved by taking advantage of economies of scale from expanding a company’s footprint. Larger companies have stronger negotiating clout. (Example: more buying power to purchase goods in bulk). Fewer vendor choices can reduce discounting, stabilize margins and create the opportunity to increase pricing.

Dynamics: To achieve the expected cost savings and economies of scale, the new combined entity will eliminate infrastructure duplications.

Ability to be more Aggressive with Key Acquisition Targets by Minimizing overall Debt: The best way to create value from an acquisition is to buy cheap—in other words, at a price below a company’s intrinsic value. Such opportunities can be brief moments when markets, for example, sometimes overreact to negative news, such as an unavoidable worldwide event, (weather, nature, political change) or the failure of a single product in a portfolio with many strong ones.

Successfully implementing an acquisition model heavily weighted towards equity instead of cash, the company can make superior offers to a potential acquisition because they are not reliant on finding additional capital for a higher offer.

Less debt than competing with companies of similar size, not only delivers stronger earnings with less constraints due to a heavy debt load but it also keeps ‘dry powder’ available when time is limited and flexibility is needed to take advantage of market dynamics, which may cause a short term drop in the cost of raw materials or speed up a sense of urgency to a potential target due to cash flow issues.

Accelerate Market Access for the New and Existing Companies’ Products: Often relatively small companies with innovative products have difficulty reaching the entire potential market for their products. By adding access to the existing customer base of the core company itself, new products can reach cost effective production levels and profitability sooner.

Management and Operations

The core strategy for Global Seafood is growth through acquisition. It is anticipated that there will be aspects of operations that one entity might be capable of handling/overseeing better than others with an eye towards the future when the majority of administrative responsibilities can be combined directly under the holding company.

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

Global Seafood has established and maintains its own operating account since inception. This account was initially capitalized with funds raised prior to establishing operations.

John Keeler & Co. Inc.

Located in Miami, Florida, John Keeler & Co., Inc. has been in business since 1995. The primary focus of Blue Star and current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States, Mexico, Canada, the Caribbean, United Kingdom, France, Singapore and Hong Kong under several brand names such as Blue Star, Seassentials, Oceanica, Pacifika and Harbor Banks. As noted in the ‘Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation of John Keeler & Co., Ltd.’ audited results submitted in the Company’s DEF 14C Filing dated April 22, 2015, John Keeler & Co. reported ‘Net revenues were approximately $49,246,767 in fiscal 2014 and Gross Profit increased to $6,913,676.’

In 2014, John Keeler, (the founder of John Keeler & Co./Blue Star Foods), began to explore growth beyond the Crab Meat category.  He and his management team built a new business strategy to build a vertically integrated International Premium Seafood company that would focus on several categories of both ‘shell’ and ‘fin’ fish.  They determined the most effective route to market would be to establish a new entity, utilizing the management expertise developed over the past nineteen years, with a vision to eventually bring the John Keeler & Co. business into the new company after it had established ongoing revenues and a strong reputation within the industry.

To avail Global access to and the guidance of the management group at John Keeler & Co., on February 18, 2015, we executed an agreement with John Keeler & Co., Inc. (the "Merger Agreement"), whereby pursuant to the terms and conditions of that Merger Agreement, shareholders of John Keeler & Co., Inc. would acquire shares of our common stock in exchange for all the shares of common stock of John Keeler & Co., Inc., such that whereby John Keeler & Co., Inc. would become a wholly owned subsidiary of our company.  The shares, when issued, shall bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act of 1933.   The Merger Agreement was filed as Exhibit 2.1 on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 20, 2015.

On July 24, 2015, the Merger Agreement was subsequently amended to reflect the initial purchase of nineteen percent (19%) of John Keeler & Co., Inc. for consideration of ninety five thousand (95,000) shares of our Series B Convertible Preferred Shares, and a no shop clause permitting us to retain the option to purchase the remaining eighty one percent (81%) on or before December 31, 2016 for the consideration as per the terms and conditions of the Merger Agreement. The Series B Convertible Preferred Shares convert to shares of common stock on a ten for one basis and have voting rights in matters presented to the shareholders of one hundred votes for each share of common stock voted, except that, pursuant to the amendment to the Merger Agreement, John Keeler & Co., Inc. has waived all voting rights until the effective date of the merger. Our company, pursuant to the amendment to the Merger Agreement, has waived our voting rights in John Keeler & Co., Inc. until the effective date of the merger. The amendment to the Merger Agreement was filed as Exhibit 2.1 on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2015. The nineteen percent (19%) of John Keeler & Co., Inc. has been reserved by John Keeler & Co., Inc. but not delivered and the ninety five thousand (95,000) shares of our Series B Convertible Preferred Shares has been reserved but not delivered by us, both to be delivered concurrently with the acquisition of the remaining eighty one percent (81%) of John Keeler & Co., Inc. by our company.

Development of Internally Generated Operating Revenues

In January of 2015, we began to develop a new seafood business opportunity in Chile.

Chilean Aquaculture

Chilean aquaculture began in experimentation in the early 1970’s. Industrial level production began in the late 1970’s, grew through the 1980’s & 1990’s until it represented 34% of the world’s production by 2003.  In 2005, Chile expected to export $1.5 billion worth of fresh-packed salmon, with 40 percent of it coming to the United States.

In 2007, Chile's salmon industry faced the worst crisis in its history. The virus, infectious salmon anemia (“ISA”), was first reported at a Chilean salmon farm owned by a Norwegian company. It quickly spread through southern Chile, wracking a fishing business that had become one of the country’s biggest exporters during the past 15 years. The Chilean industry suffered more than $2 billion in losses and saw its production of Atlantic salmon fall by half and subsequently laid off 26,000 workers. In 2007, Salmon reached its highest point, exporting about 76,500,000 tons. Following the outbreak, in 2010, the figures dropped substantially to 30,317,339 tons.

The solution was a massive Antibiotic/Anti-parasitic program initiated by the largest farms and producers in 2009. Mortality rates dropped from a high of 25% to an average of 15.2% in 2014. Chilean salmon farms use on average 700 grams of antibiotics per metric ton of harvested salmon compared to less than 10 grams in Norway.

In mid-2014, the negative impact of Chilean salmon industry’s use of the antibiotic oxytetracycline, (put into the feed to fight against the persistent and widespread disease) began surfacing when agencies started to report increasing evidence that resistance had built up in salmon, with the result that the antibiotic was no longer working effectively. Of equal concern, the resistance buildup to oxytetracycline is particularly problematic since the World Health Organization lists the antibiotic as being ‘highly important’ to use for human health, to fight infections due to chlamydia and brucella. Algal Scientific called it the ‘biggest example of egregious use in aquaculture’.

In May 2015, Walmart said it was immediately transitioning to 100% ‘antibiotic free’ Salmon. Chilean salmon has disappeared from Costco stores as they started selling Norwegian salmon labeled ‘raised without antibiotics’. It will inevitably take several 5-10 years to reverse the damage to the industry. [Undercurrent News June 11, 2015].

Some of the best investment opportunities come after the ‘bubble’ bursts. We believe that what differentiates our vision and skill set is our strength to begin looking for opportunities when indicators turn bleak and our ability to recognize the viable collateral damage worth pursuing when the ‘burst’ happens. Collateral damage is defined as the unexpected harm to things that are incidental to the damaging event, having not been the cause of/nor the intended target of the results.

In the Chilean salmon business, the collateral damage is found in the area south of the Strait of Magellan, known for being prime conditions for salmon farming due to the frigid temperatures.  This area is considered Antarctic waters, isolated from the warmer productive areas further north that have been heavily hit by the ISA virus and now it is dealing with business fall out due to the extensive use of antibiotics.  This region does not require antibiotics; however, it has been seriously caught up in the severe reduction in global sales, because it is a salmon product from Chile.

Having not participated in the original wave of investments developing the Chilean salmon industry and fortunately missing the billion dollar losses resulting from the ISA virus and subsequent second round of losses from the antibiotic quagmire, this opportunity, ideally tailored to Global Seafood, was presented to us in February 2015. We believe that Chilean salmon represents a tremendous opportunity for our Company to expand horizontally.

On July 1st, 2015, we placed our first order for products under Global Seafood. The order exceeded 60,000 lbs. and was immediately sold at a profit.  As part of a three month test to assess the opportunity and understand the nuances of the salmon industry, the Company generated $303,533 in revenues.

Philippian Manufacturing Facilities Acquisitions - 2015

On November 11, 2015, we entered into a non-binding Memorandum of Understanding to acquire the majority of the equity (not less than 95% of each entity) of two seafood packaging companies located in the Philippians, with represented historical revenues exceeding $15 million per year.  The consideration for this negotiated transaction will be our restricted common shares and we expect to close on or before December 31, 2015.  (There can be no assurances that the transaction will close or that the anticipated revenue will be realized.)

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

RESULTS OF OPERATIONS

We had no operations prior to July 1, 2015.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

On July 1st, 2015, we placed our first order for products under Global Seafood. The order exceeded 60,000 lbs. and was immediately sold at a profit.  Revenue increased to approximately $304,000 during the three months ended September 30, 2015, compared to zero during the three months ended September 30, 2014, an increase of $304,000 or 100%. We had no operations prior to July 1, 2015. As such, we did not generate any revenue during the three months ended September 30, 2014. On July 1st, 2015, we placed our first order for products under Global Seafood.

Cost of revenue increased to approximately $250,000 during the three months ended September 30, 2015, compared to zero during the three months ended September 30, 2014, an increase of $250,000 or 100%. We had no operations prior to July 1, 2015. As such, we did not incur any cost of revenue during the three months ended September 30, 2014.

Selling, general and administrative expenses (“SG&A”) increased to approximately $124,000, ($38,150 of which were non-recurring public markets listing exploration expenses), during the three months ended September 30, 2015, compared to approximately $32,000 during the three months ended September 30, 2014. The increase in SG&A was primarily attributable to commissions paid on the revenue generated during the three months ended September 30, 2015.

Interest expense decreased to zero during the three months ended September 30, 2015, compared to approximately $5,000 during the three months ended September 30, 2014, a decrease of approximately $5,000 or 100%. The decrease was due to the fact that the Company’s debt was converted into shares of common stock in July 2015. As such, we did not incur any interest expense during the three months ended September 30, 2015.

Other expenses increased to approximately $2.4 million during the three months ended September 30, 2015 as a result of the Company recording a non-cash charge of approximately $2.3 million on the conversion of the line of credit and its related accrued interest into shares of common stock. The Company also recorded a non-cash charge of approximately $27,000 on the warrants issued for the convertible debt conversion. There were no similar transactions during the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue increased to approximately $304,000 during the nine months ended September 30, 2015, compared to zero during the nine months ended September 30, 2014, an increase of $304,000 or 100%. We had no operations prior to July 1, 2015. As such, we did not generate any revenue during the nine months ended September 30, 2014. On July 1st, 2015, we placed our first order for products under Global Seafood.

Cost of revenue increased to approximately $250,000 during the nine months ended September 30, 2015, compared to zero during the nine months ended September 30, 2014. We had no operations prior to July 1, 2015. As such, we did not incur any cost of revenue during the nine months ended September 30, 2014.

Selling, general and administrative expenses increased to approximately $502,000 ($377,899 of which were non-recurring public markets listing exploration expenses) during the nine months ended September 30, 2015, compared to approximately $97,000 during the nine months ended September 30, 2014. The increase in SG&A was primarily attributable to the professional fee expenses incurred in relation to capital markets consulting and commissions paid on the revenue generated during the nine months ended September 30, 2015.

Interest expense decreased to approximately $18,000 during the nine months ended September 30, 2015, compared to approximately $36,000 during the nine months ended September 30, 2014, a decrease of approximately $18,000 or 50%. The decrease was primarily due Company debt being converted into shares of common stock in July 2015. As such, we did not incur any interest expense subsequent to the debt conversion.

Gain on extinguishment of debt decreased to zero during the nine months ended September 30, 2015, compared to $1.6 million during the nine months ended September 30, 2014, a decrease of approximately $1.6 million or 100%. During the nine months ended September 30, 2014, the Company recorded a gain on extinguishment of debt of $1.6 million on the write-off of liabilities on which the Company concluded that the statute of limitations to enforce collection has elapsed.  There were no similar transactions during the nine months ended September 30, 2015.

Other expense increased to approximately $2.4 million during the nine months ended September 30, 2015 as a result of a onetime non-cash charge related to debt conversion, compared to zero during the nine months ended September 30, 2014. The Company recorded a non-cash charge of approximately $2.3 million on the conversion of the line of credit and its related accrued interest into shares of common stock. The Company also recorded a non-cash charge of approximately $27,000 on the warrants issued for the convertible debt conversion.  There were no similar transactions during the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, the Company had an accumulated deficit of $54,965,779.($52,129,442 is the carryforward deficit from the predecessor company, Bridgetech, which discontinued operations in 2008; and $2,369,437 is a onetime non-cash charge related to debt conversion.) Current assets were $468,251, and current liabilities were $392,887.

On July 29, 2015, the Company converted certain secured debt for common shares, specifically the Revolving Line of Credit (Principle and Interest) totaling $461,190 was converted for 2,804,127 shares, post-split, of the Company’s common stock.

On August 3, 2015, the $53,000 convertible notes payable were converted to 26,500 shares of common stock with a par value of $0.001 per share and an aggregate 26,500 three year common stock purchase warrants with an exercise price of $1.50 per share.

On August 3, 2015, the Company completed an offering in which the Company offered and sold 480,000 in units consisting of an aggregate of four hundred and eighty thousand (480,000) shares of common stock, $0.001 par value per share (the “Common Stock”) and an aggregate of four hundred and eighty thousand (480,000) three year common stock purchase warrants with an exercise price of $1.50 per share.

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

Research and Development

We have not incurred any research and development expenditures over the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We had no operations prior to July 1, 2015. On July 1st, 2015, we placed our first order for products under Global Seafood.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of September 30, 2015, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2015, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2014.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended September  30, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On August 3, 2015, the Company completed an offering in which the Company offered and sold five hundred and six thousand, five hundred (506,500) in units consisting of an aggregate of five hundred and six thousand, five hundred (506,500) shares of common stock, $0.001 par value per share (the “Common Stock”) and an aggregate of five hundred and six thousand, five hundred (506,500) three year common stock purchase warrants with an exercise price of $1.50 per share.

The issuance of the securities above were effected in reliance on the exemptions for sales of securities not involving a public  offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the  "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were continuing defaults upon senior securities throughout the period, until the conversion of the debt for shares of common stock in July 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On July 29, 2015, the Company converted certain secured debt for common shares, specifically the
Revolving Line of Credit (Principle and Interest) totaling $461,190 was converted for 2,804,127 shares, post-split, of Company common stock.

On August 3, 2015, the Company completed an offering in which the Company offered and sold 506,500 in units consisting of an aggregate of five hundred and six thousand, five hundred (506,500) shares of common stock, $0.001 par value per share (the “Common Stock”) and an aggregate of five hundred and six thousand, five hundred (506,500) three year common stock purchase warrants with an exercise price of $1.50 per share.

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
3.2 3.3 3.4 4.1
Amendments to Articles of Incorporation(3)
Amendments to Articles of Incorporation (4)
Bylaws of the Corporation (1)
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

Registrant Date: November 12, 2015	Global Seafood Holdings Corporation By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer